Form 10-K
period 1993-12-31
OMI CORP
filed 1994-03-29
CIK 732780

As filed with the Securities and Exchange Commission on March 29,
1994
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1993
                Commission File Number 2-87930

                         OMI CORP.
    (Exact name of Registrant as specified in its charter)

    DELAWARE                                   13-2625280
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

90 PARK AVENUE, NEW YORK, NEW YORK              10016
(Address of principal executive office)       (Zip Code)

Registrant's telephone number including area code: (212) 986-1960.

Securities registered pursuant to Section 12(b) of the Act:

 COMMON STOCK, PAR VALUE $.50 PER SHARE    NEW YORK STOCK EXCHANGE
         Title of Class                       Name of Exchange on
                                               which Registered
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES   X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    YES   X         NO

Aggregate market value of Registrant's voting stock, held by non-affiliates, based on the closing price on the New York Stock
Exchange as of the close of business on March 22, 1994: $218,611,430.

Number of shares of the Registrant's Common Stock outstanding as of March 22, 1994: 30,682,306.

The following document is hereby incorporated by reference into
Part III of this Form 10-K:

   (1) Portions of the OMI Corp. 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

                                CONTENTS

                                 PART I

Items 1 and 2.           Business and Properties

Item  3.                 Legal Proceedings

Item  4.                 Submission of Matters to a Vote of
                           Security Holders

                         Executive Officers of OMI

                                 PART II

Item  5.                 Market for OMI's Common Stock and
                           Related Security Holder Matters

Item  6.                 Selected Financial Data

Item  7.                 Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations

Item  8.                 Financial Statements and Supplementary
                           Data

Item  9.                 Changes in and Disagreements with
                           Accountants on Accounting and Financial
                           Disclosure

                                PART III

Item 10.                 Directors and Executive Officers of
                           OMI

Item 11.                 Executive Compensation

Item 12.                 Security Ownership of Certain Beneficial
                           Owners and Management

Item 13.                 Certain Relationships and Related
                           Transactions

                                 PART IV

Item 14.                 Exhibits, Financial Statements, Schedules
                           and Reports on Form 8-K

                         SIGNATURES

                                 PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

OMI Corp. ("OMI" or the "Company"), organized under the laws of the State of Delaware on July 19, 1968, is currently located at 90 Park Avenue, New York, New York pursuant to a sublease which expires in 1999. The telephone number is (212) 986-1960.

The Company owns solely or through joint ownership or charters-in a fleet of 47 vessels which includes tankers, dry bulk carriers, a liquid petroleum gas ("LPG") carrier and an ore/bulk/oil ("OBO") carrier as follows:


   36 tankers          -    11 U.S. flag, aggregating 537,750 dwt.;
                            20 foreign flag, aggregating 2,046,277
                            dwt; and 5 chartered-in foreign flag,
                            aggregating 360,571 dwt.

   9 bulk carriers     -    3 U.S. flag, aggregating 136,404
                            deadweight metric tons ("dwt."); and 6
                            foreign flag, aggregating 329,346 dwt.

   1 LPG carrier       -    foreign flag, 49,880 dwt.

   1 OBO carrier       -    foreign flag, 71,879 dwt.

        NOTE: Approximately 26% of the owned and jointly-owned tonnage is under charters extending beyond year-end 1994.

There are two aspects to vessel operations, technical operation, which involves making the vessel function, including maintaining, crewing and insuring, and commercial operation, which involves arranging the business of the vessel. OMI is commercial operator of all U.S. flag vessels it owns or leases and technical operator of all such vessels, except for four tankers and two dry bulk carriers which are eligible for Operating Differential Subsidies ("ODS") but are not eligible for U.S. coastwise trading (the "ODS Eligible Vessels"). The technical operation of the ODS Eligible Vessels, which qualify for non-coastwise U.S. military cargo and preference trades, is performed by a qualified independent operator. OMI, either individually or through a joint venture partnership, is technical operator of its wholly-owned foreign flag vessels except for its two most recently acquired Suezmax tankers which remain under the bareboat charters in existence at the time
of their acquisition.   The LPG carrier is operated by an
independent manager. Technical and commercial operation of the jointly-owned vessels is allocated to OMI or its joint venture partner based primarily on the experience of the entity with the type and size of vessel.

The Company's vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a named total amount. All operating costs are for the operator's account. A single voyage (generally two to ten weeks) charter is often referred to as a "spot market" charter. A voyage charter involving more than one voyage is commonly known as a "consecutive voyage" charter.

A time charter involves the placing of a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and voyage costs such as fuel and port charges are paid by the charterer.

Under a bareboat charter, the charterer takes possession of the vessel in return for a specified amount payable to the owner of the vessel. The bareboat charterer must provide its own crew, pay all operating and voyage expenses and is responsible for the operation and management of the vessel.

Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship, to commercial firms (such as oil companies) and governmental agencies, both foreign and domestic, on a worldwide basis. In general, a long-term charter affords the vessel owner greater assurance that it will be able to cover its costs (including depreciation, interest, and operating costs). Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of the Company.

The following table sets forth certain information with respect to the Company's vessels all of which are wholly-owned by the Company except (1) the OMI HUDSON and the OMI STAR, which are chartered-in under a bareboat charter, (2) the SETTEBELLO, WHITE SEA, WILOMI ALTA, WILOMI TANANA, WILOMI YUKON, ELBE, MARITIME MOSAIC, MARITIME OMI, MARITIME NANCY, CLIPPER, MARITIME LAPIS and ALASKA TRADER which are jointly-owned, and (3) the chartered-in crude and product tankers. The vessels which are not operated by a joint venture partner or by an independent manager or operator are operated by OMI Bulk Management Co., a division of the Company.

                                                                                  DEAD-
                                                                                  WEIGHT          CHARTER
                                  TYPE OF                                         METRIC          EXPIRA-
NAME OF VESSEL               VESSEL BUILT (L/T)                    YEAR<F1>       TONNAGE         TION<F2>
U.S. FLAG VESSELS:
OMI COLUMBIA<F3>             Crude Oil Tanker                      1974           138,698         Spot
OMI DYNACHEM<F4>             Chemical/Product Carrier              1981            51,668         05/97
OMI HUDSON<F4>               Chemical/Product Carrier              1981            51,668         05/97
OMI STAR<F4>                 Chemical/Product Carrier              1970            37,711         05/97
OMI CHAMPION                 Product Carrier                       1969            38,482         05/94
OMI WILLAMETTE               Product Carrier                       1969            38,461         Spot
OMI LEADER                   Product Carrier                       1969            38,414         Spot
PATRIOT<F5>                  Product Carrier                       1976            35,662         Spot
RANGER<F5>                   Product Carrier                       1976            35,662         Spot
COURIER<F5>                  Product Carrier                       1977            35,662         Spot
ROVER<F5>                    Product Carrier                       1977            35,662         Spot
OMI MISSOURI<F5>             Dry Bulk Carrier                      1983            49,672         Spot
OMI SACRAMENTO<F5>           Dry Bulk Carrier                      1983            49,672         Spot
PLATTE                       Dry Bulk Carrier                      1982            37,060         Spot

TOTAL U.S. FLAG OPERATING FLEET:  14 VESSELS                                      674,154 DWT

FOREIGN FLAG VESSELS:
SETTEBELLO<F6>               Crude Oil Carrier                     1983           322,446         Spot
WHITE SEA<F7>                Crude Oil Carrier                     1975           155,702         Spot
CAIRO SEA                    Crude Oil Carrier                     1975           154,719         10/94
TRINIDAD SEA                 Crude Oil Carrier                     1974           154,605         06/94
WILOMI ALTA<F7>              Crude Oil Carrier                     1990           146,270         05/95
CZANTORIA                    Crude Oil Carrier                     1975           146,104         06/94
SOKOLICA                     Crude Oil Carrier                     1975           145,649         10/97
WILOMI TANANA<F7>            Crude Oil Carrier                     1992           134,003         Spot
COLORADO                     Crude Oil Carrier                     1980            86,648         05/97
OCEAN SPIRIT                 Crude Oil Carrier                     1982            61,388         Spot
WILOMI YUKON<F7>             Product Carrier                       1992            99,195         04/94
PANDA                        Product Carrier                       1987            83,651         09/95
ELBE<F8>                     Product Carrier                       1984            66,800         10/94
NILE                         Product Carrier                       1981            65,755         02/95
VOLGA                        Product Carrier                       1981            65,689         01/95
LIMAR                        Product Carrier                       1988            29,999         03/94
PAULINA                      Product Carrier                       1984            29,993         03/94
ALMA                         Product Carrier                       1988            29,994         06/94
PAGODA                       Product Carrier                       1988            29,996         05/94
PATRICIA                     Product Carrier                       1984            29,973         07/95
EBRO                         Ore/Bulk/Oil Carrier                  1978            71,879         Spot
MARITIME MOSAIC<F8>          Dry Bulk Carrier                      1993            73,657         Spot
MARITIME OMI<F8>             Dry Bulk Carrier                      1994            72,800         Spot
MARITIME NANCY<F8>           Dry Bulk Carrier                      1990            72,136         Spot
CLIPPER<F8>                  Dry Bulk Carrier                      1983            43,583         Spot
MARITIME LAPIS<F8>           Dry Bulk Carrier                      1990            41,408         Spot
ALASKA TRADER<F8><F11>       Dry Bulk Carrier                      1986            25,762         Spot
GENERAL                      LPG Carrier                           1975            49,880         03/95

TOTAL OPERATING FLEET: 28 VESSELS                                               2,497,382 DWT

3 CHARTERED-IN CRUDE TANKERS<F9>                                                  273,444 DWT
2 CHARTERED-IN PRODUCT TANKERS<F10>                                                87,127 DWT
TOTAL FOREIGN FLAG OPERATING FLEET:  33 VESSELS                                 2,857,953 DWT

                    TOTAL OMI FLEET: 47 VESSELS                                 3,532,107 DWT

<F1>  Weighted average age (based on carrying capacity) of the
      Company's owned fleet (including jointly-owned) at year-end 1993 is 11.9 years.

<F2>  Expiration dates do not reflect charterers' options for extensions or cancellations.

<F3>  Rebuilt in 1983 under Wrecked Vessels Act, 46 U.S.C.
      Section 14.

<F4>  The vessels are time chartered to a 50% owned affiliate at rates dependent upon the performance of the affiliate.

<F5>  Bareboat chartered to a qualified independent operator and time chartered back to the Company.

<F6>  Joint ownership with Bergesen d.y. A/S, Norway.

<F7>  Joint ownership with an affiliate of Anders Wilhelmsen &
      Co., Norway.

<F8>  Joint ownership with an affiliate of International
      Maritime Carriers Limited, Hong Kong.

<F9>  Time chartered-in under charters expiring in July 1994,
      December 1994 and April 1995.

<F10> Time chartered-in under charters expiring in November
      1994 and December 1994.

<F11> UNDER CONTRACT TO SELL.

A brief description of the functions of the various types of vessels owned or operated by the Company is set forth below:

     Product Carrier     -    Normally carries refined petroleum
                              products such as gasoline, naphtha
                              and kerosene.

     Chemical Tanker     -    Normally carries various types of
                              liquid chemicals.

     Crude Tanker        -    Normally carries crude oil and dirty
                              products.

     Dry Bulk Carrier    -    Carries dry bulk products such as
                              coal, ore, grain and fertilizer.

     LPG Carrier         -    Carries various petroleum gas
                              products in liquid form.

     OBO Carrier         -    Carries liquid petroleum or dry bulk
                              products.

The Company is under contract to purchase a 1978 built 268,038 dwt crude oil carrier to be delivered during the second quarter of 1994 and has also agreed to joint ownership of an additional vessel to be delivered from a shipyard in China, to be jointly owned with an affiliate of Anders Wilhelmsen & Co. All of the Company's joint ownership arrangements involve beneficial ownership by the Company of 50% or less interest.

As of December 31, 1993, OMI's U.S. flag ships were subject to mortgages and bonds in the aggregate principal amount of approximately $69,902,000 and OMI's foreign flag ships (not including debt of jointly-owned ships) were subject to mortgages in the aggregate principal amount of approximately $48,668,000. The Company and its joint venture partners are also several guarantors, in proportion to their respective beneficial ownership, of certain loan transactions relating to the joint ventures. The aggregate amount of such debt is approximately $102,869,000, with OMI's share being approximately $49,594,000.

The Company owns approximately 80% of OMI Petrolink Corp. ("Petrolink"), a Houston-based company which renders lightering services for large tankers in the U.S. Gulf. Petrolink charters-in, for varying term periods, such vessels as are necessary to satisfy the needs of its customers. OMI Offshore Marine Services, Inc. ("Offshore Marine"), a subsidiary of Petrolink with its principal office in Sabine Pass, Texas, at year-end managed five offshore support boats and three lightering support vessels. The boats, owned by Petrolink, have also provided support for rigs and platforms in the Gulf of Mexico. Early in 1993, Petrolink purchased an additional boat, and also sold seven boats, delivered during the first quarter of 1993.

The Company's wholly owned subsidiary, OMI Ship Management, Inc., continues to provide technical services to the U.S. Maritime Administration for ten (10) vessels in the Ready Reserve Fleet Program under a multi-year contract. From time to time, OMI Ship Management also manages vessel conversion contracts for various U.S. government agencies.

OMI owns an 8.8% equity interest in Chiles Offshore Corporation ("COC"), Houston, Texas after participating in a public offering of COC's common stock and selling 1,919,875 shares of stock during 1993 and January 1994. COC currently owns fourteen (200-300 feet) jackup drilling rigs of which twelve are located in the U.S. Gulf of Mexico. COC's remaining two jackup drilling rigs are located in international waters. In January 1994, a partnership in which OMI owns a 25% interest, sold a drilling rig which was its primary asset, and will be dissolved.

The Company is a party to an agreement with Hvide Shipping, Inc. ("HSI"), Fort Lauderdale, Florida, a privately-held corporation with significant bulk shipping operations, to charter on a long term basis to Ocean Specialty Tankers Corp. ("OSTC") several U.S. flag chemical/petroleum product carriers. The OMI DYNACHEM, the OMI HUDSON and the OMI STAR and two similar vessels controlled by Hvide have been time chartered for approximately seven years to OSTC, a Houston-based company with expertise in marketing parcel tankers. Revenues will be determined by trading conditions prevailing over the terms of the charters, with net proceeds shared among the vessels in accordance with mutually agreed formulas. OMI and HSI each own a 50% interest in OSTC.

During 1992, Ecomarine USA, a partnership with Ecoventures, Inc., an affiliate of Ecolmare, SpA, was formed to build environmental vessels offering a comprehensive oil spill service, a marine pollution control service, and a marine monitoring and mapping service, but failed to develop any business. The Company has written off its investment and intends to sell its interest or wrap up the operations in 1994.

The Company continues to consider alternative structures for its international operations which would be intended to increase its access to capital and improve its tax situation.

CUSTOMERS

Payments to the Company under the Public Law 480/416 federal programs accounted for approximately 18% of the Company's consolidated voyage revenues for 1993. No other charterer accounted for 10% or more of OMI's consolidated revenues. The OMI COLUMBIA, the largest of the Company's domestic vessels which in prior years accounted for approximately 5% of the Company's total revenues, was redelivered to the Company in 1992 in accordance with the provisions of the charter. Its revenues during 1993 were approximately $4,000,000. For information about major customers, see Note 13 to OMI's Consolidated Financial Statements.

U.S. SUBSIDIES

The Merchant Marine Act, 1936, as amended (the "Merchant Marine Act"), permits domestic shipping companies to establish a tax-deferred fund called a Capital Construction Fund ("CCF") for such purposes as acquiring qualified vessels for use in certain U.S. flag trades, reconstruction of existing vessels and payment of principal on certain existing indebtedness. The Company maintains a CCF as well as a Reserve Fund maintained in connection with its Title XI financed vessels. Pursuant to a Dual Use Agreement, monies on deposit in the Reserve Fund have the tax deferred aspects of a CCF. As of December 31, 1993, the balance in the CCF and Reserve Fund was approximately $13,786,000.

Operating cost differentials favor foreign ships in worldwide commerce. However, because United States laws restrict U.S.
coastwise trade (generally transport of cargo by sea from one U.S. port to another) to U.S. built, U.S. flag ships, foreign flag ships cannot compete for U.S. coastwise cargoes.

To encourage U.S. flag vessels to engage in foreign trade, the Merchant Marine Act provides for direct subsidies to equalize the disparity between the costs of U.S. operations and construction and the costs of foreign operations and construction. A qualified shipowner may apply for a contract with the Maritime Subsidy Board of the U.S. Department of Transportation (the "Board") whereby a portion of the costs of operating a U.S. flag vessel is subsidized. Certain restrictions are placed on operations and dividends. The subsidy resulting from this is known as an Operating-Differential Subsidy ("ODS"). Similarly, the Board may grant a construction subsidy for the construction of a U.S. flag vessel in a U.S.
shipyard.  This is characterized as a Construction-Differential
Subsidy ("CDS"). Vessels built with CDS or operating with ODS are not presently permitted in the U.S. coastwise trade during the term of restrictions associated with these programs except on a case-by-case waiver basis. A shipowner has filed suit to clarify the length of the term of coastwise trading restrictions associated with the CDS program. The United States Government is defending its current interpretation of these restrictions in this lawsuit. Congress has not appropriated funds for new ODS or CDS contracts since 1981.
On November 4, 1993, the House of Representatives approved, by a vote of 354-67, a bill which would revise and extend an operating subsidy program for a limited number of U.S.-flag vessels. The legislation approved by the House of Representatives must be approved by the Senate and signed by the President before becoming law. The final details of a continuing operating support program and the Company's possible participation in any approved program are not known at this time.

Four of the Company's U.S. flag tankers were constructed with CDS and are eligible for ODS and two of the Company's U.S flag dry bulk carriers became eligible for ODS in January 1990 under an ODS sharing program approved by the Board. These vessels are operated by a qualified independent operator. The tankers also qualify for non-coastwise U.S. military cargo. The bulk carriers are employed primarily in the carriage of U.S. government generated preference cargoes. During such charters or whenever the vessels are used for non-coastwise U.S. military cargo or in the preference trades, they are not eligible for ODS. In 1993, the Company did not receive any CDS, but the qualified independent operator received some ODS payments as a result of several tanker voyages which resulted in some savings by the Company.

The Export Administration Act ("EAA"), which provides the strictest restrictions under U.S. law of exports on Alaskan North Slope oil, will expire June 30, 1994. Legislation to reauthorize the Act, and separate legislation to establish permanent restrictions on the export of Alaska North Slope oil, has been introduced into Congress. The Administration has advised Congress it is reviewing the issue and may propose changes to the current restrictions. A separate bill has also been introduced to repeal the export restrictions. The EAA reauthorization legislation includes provisions continuing the restrictions in their present form, and the restrictions have remained unchanged throughout the last three EAA reauthorizations.
On several previous occasions, the EAA has lapsed due to delays in reauthorization. In each case, the export restrictions have remained in effect pursuant to the International Emergency Economic Powers Act and by their incorporation in the Energy Policy and Conservation Act.

The State of Alaska has brought suit challenging the restrictions on export of Alaska North Slope oil as unconstitutional on several grounds, including that they discriminate against Alaska. The State's action seeks an order invalidating the restrictions. The United States is defending the restrictions, and a coalition of organizations supporting the restrictions, including the Company, has intervened in support of the United States. Motions to dismiss the suit, and cross-motions for summary judgement, are pending.

If the export restrictions are rescinded or allowed to lapse, portions of the Company's U.S. coastwise fleet could be adversely affected, with any off-setting benefit derived by those of the Company's vessels that operate in international trade being immaterial because the volume of such exports would be small in relation to prevailing movements of crude oil in international trade. Efforts also continue to be made to loosen any remaining regulatory barriers to the export from the U.S. of crude oil (other than Alaskan North Slope production) and so-called partly refined oil. To the extent such efforts are successful (Congress has generally opposed liberalization), U.S. coastwise tanker demand could be adversely affected. The U.S. - Canada Free Trade Agreement Implementation Act of 1988 contains a provision allowing Canada access to a maximum of 50,000 barrels per day of North Slope Alaska crude oil provided such oil is shipped on U.S. flag vessels, and the U.S. Commerce Department has proposed allowing the export of 25,000 barrels per day of heavy crude oil produced off the coast of California.

Legislation was passed and signed into law in 1985 to extend the requirement to utilize U.S. flag vessels under the Public Law 480 program (by which the U.S. Government sells or donates surplus grain for export to developing countries) from its historic 50% level to 75% over a three year period. Currently, most food aid programs are at the 75% level but several have still remained at the 50% level. This program benefits the Company's three U.S. flag dry bulk carriers and several of its U.S. flag tankers. This extension of the cargo preference law was opposed by many agricultural interests and the Administration. While the 75% level was retained in the 1990 Farm Bill, there is no assurance that the new requirement will withstand possible future legislative tests.

REGULATIONS

The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of the Company as owner or charterer. The Company believes that it has or can readily obtain all permits, licenses and certificates necessary to permit its vessels to operate.

In the operation of its U.S. flag vessels, the Company is subject to various statutes and regulations, including the Merchant Marine
Act. Under the Merchant Marine Act, vessels owned by United States citizens are subject to requisition by purchase or charter by the United States whenever the President declares that the national security requires such action. The owner of any such vessel must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered. Additionally, U.S. law requires that, to be eligible for U.S. coastwise trade, a corporation owning a vessel must be at least 75%
U.S. owned. In order to assure compliance with this citizenship requirement, the Restated Certificate of Incorporation of the Company authorizes, and the Board of Directors has adopted, a By-law authorizing the Board to determine a minimum percentage of outstanding shares of capital stock of the Company that must be held by U.S. citizens. The minimum percentage established by the Board now stands at 77% and officers of the Company have been authorized to set such percentage higher, if deemed advisable. The Board has also adopted procedures for establishing the citizenship of the Company's stockholders. The Company's stock certificates (otherwise identical) are identified as "Domestic Share
Certificates" (certificates representing shares issued to United
States citizens) and "Foreign Share Certificates" (certificates representing shares issued to persons who are non-U.S. citizens).
Any purported transfer of shares represented by a Domestic Share Certificate to a non-U.S. citizen that would cause the level of ownership by U.S. citizens to drop below the minimum set by the Board of Directors will not be recorded on the registration books of the Company and will be ineffective to transfer the shares or any voting, dividend or other rights in respect thereof. The
By-laws authorize the Company to make all determinations with respect to the validity of any transfer under these provisions and any such decision by the Company is final and binding.

The Company's operations are also affected by U.S., state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, various volatile organic compound emission requirements, the BCH Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS amendments. Compliance with such laws and regulations entail additional expense, including vessel modifications and changes in operating procedures.

The Oil Pollution Act of 1990 (the "OPA") affects all vessel owners shipping oil or hazardous materials to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust Fund. The OPA requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994; furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-in schedule that is based on size and age, unless the tankers are retrofitted with double hulls. In addition, the law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port (LOOP), or lighter more than 60 miles offshore.

Under the new U.S. legislation, liability for an oil spill is governed not only by the OPA, but also by the laws, rules and regulations established by every coastal and inland waterway state; Federal law does not preempt these state laws and provides that claims made by state governments and other affected parties are not subject to limitations of liability if the oil spill results from gross negligence, willful misconduct or violation of any federal operating or safety standard. One result of the OPA has been to create greater prominence for those U.S. independent owners with a long standing industry reputation for a high quality of technical management and well maintained physical assets. Another effect of the new law has been to increase costs for liability insurance for vessel owners trading to the U.S. While the Company maintains insurance at levels it believes prudent, the claim from a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company.

The Company believes that compliance with applicable environmental and pollution laws and regulations has not had and is not expected to have a material adverse effect upon its competitive position; however the Company's financial position, value and useful life of its vessels and results of operations may be affected as a result of OPA.

COMPETITION

The Company competes with a small number of domestic and a large number of foreign fleets. Both the domestic and foreign fleets include vessels owned by independent operators and major oil companies; in addition, many foreign fleets are government owned. Some of the Company's competitors have greater financial resources than the Company.

Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Federal regulations insulate domestic shipping from direct competition with international shipping. Competition in virtually all bulk trades, including crude oil, petroleum products and dry bulk (mainly coal, grain and ore) is intense.

EMPLOYEES AND LABOR RELATIONS

On December 31, 1993, the Company and its subsidiaries had approximately 914 employees, of whom approximately 811 were seagoing employees. The Company's seagoing employees which serve aboard its U.S. flag vessels are covered by collective bargaining agreements with various maritime unions, all of which expire in June 1996. Together with other maritime employers, the Company is obligated through these agreements to contribute to various multi-employer pension and health and welfare and other plans. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. It is not anticipated that the Company will be in such a position, but it is possible that the failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions.

The Company primarily utilizes one hiring agent to crew its foreign flag vessels. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

The Company considers its relationship with its employees, including its seagoing crews, to be satisfactory.

VALUE OF ASSETS, CASH REQUIREMENTS AND TAXES

Although the replacement costs of comparable new vessels are significantly above the book value of OMI's fleet, the market value of OMI's fleet may be below book value when market conditions are weak. In common with other shipowners, OMI continually considers asset redeployment which could at times include the sale of vessels at less than their book value.

OMI's results of operations and cash flow may be significantly affected by future charter markets because only 26% of OMI's tonnage is on charters extending beyond year-end 1994.

At December 31, 1993, net book values of vessels exceeded their tax bases by approximately $252,843,000. Accordingly, if such vessels were disposed of at prices at or near book value, the Company's liability for taxes on the resulting taxable gain would be substantial. See Note 5 to OMI's Consolidated Financial Statements set forth in Item 8.

For years subsequent to December 31, 1983, the Company and its domestic subsidiaries have filed consolidated federal income tax returns.

The 1986 Tax Reform Act had a significant effect on the taxation of income from U.S. controlled (over 50%) foreign shipping operations. This change in the tax law affected retained earnings of OMI's international fleet operations, excluding the Company's joint ventures with overseas partners. There is no basic change with respect to the exclusion from taxation of U.S. controlled foreign companies' income earned and re-invested in foreign shipping operations between January 1, 1976 and December 31, 1986; earnings prior to 1976 are not subject to taxes unless repatriated.

Under the 1986 Act, effective January 1, 1987, earnings of U.S. controlled foreign shipping companies are subject to U.S. income tax. As in the past, disinvestment of qualified investments in foreign shipping operations (as defined) can lead to taxation of past reinvested earnings; year end 1986 has been established as a permanent base, with the amount of any decrease in assets recorded at the end of subsequent years deemed to be taxable income in the respective years, limited to the total amount reinvested from 1976 through 1986. Shifting of earning assets to non-U.S. controlled (50% or less interest) foreign companies could result in disinvestment.

OMI assets have a low tax basis and a relatively large deferred tax liability due to the following practices.

OMI has employed monies held in the Capital Construction Fund ("CCF"), which are designated pretax U.S. flag earnings, for the acquisition of qualified U.S. flag tonnage. The depreciable tax base of such assets is reduced by the amount of the tax savings related to the CCF monies employed.

Prior to enactment of the 1986 Tax Reform Act, OMI utilized accelerated depreciation for tax purposes in determining earnings on its foreign flag vessels. Accelerated depreciation on foreign flag vessels is no longer permitted. Accelerated depreciation for tax purposes is allowed on U.S. flag vessels. The tax on the difference between accelerated and book depreciation is recorded as a deferred tax liability.

In 1988, OMI adopted the provisions of FASB Statement No. 96 - "Accounting for Income Taxes." Accordingly, deferred taxes have been fully provided on the difference between tax basis and book basis of all domestic and foreign vessels excluding joint ventures. Earnings of less than 50%-owned foreign shipping companies (joint ventures other than Amazon) are not subject to U.S. income taxes unless repatriated, and no provision for deferred taxes has been made on such earnings.

In 1992, the Company adopted FASB Statement No. 109 - "Accounting for Income Taxes." There was no cumulative effect on the Company's financial position or results of operations from this change.

ITEM 3.  LEGAL PROCEEDINGS

OMI and its subsidiaries are not parties to any material pending legal proceedings for damages, or a related group of such proceedings, other than ordinary routine litigation incidental to the business.

OMI is a party, as plaintiff or defendant, in a variety of lawsuits for damages arising principally from personal injuries or other casualties in the ordinary course of the maritime business. All such personal injury and casualty claims against OMI are fully covered by insurance (subject to deductibles which are not material).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1993.

                    EXECUTIVE OFFICERS OF OMI

Set forth below are the names, ages, position and office, term and year appointed of all of the Company's executive officers
(including OMI Bulk Management Co., a division of the Company) as of March 22, 1994.

                                                                               AGE        YEAR
                                                                               AS OF      APPOINTED
NAME                          POSITION AND OFFICE HELD                         3/22/94    TO OFFICE

Michael Klebanoff             Chairman of the Board                            73         1983

Jack Goldstein                President and Chief
                              Executive Officer                                55         1986

Chaim Barash                  Senior Vice President and                        48         1984
                              President, OMI Bulk Management Co.

Vincent de Sostoa             Senior Vice President, Treasurer                 49         1989
                              and Chief Financial Officer
                              OMI Corp./OMI Bulk Management Co.

Fredric S. London             Senior Vice President                            46         1987
                              and General Counsel

Craig H. Stevenson, Jr.       Sr. Vice President                               40         1993
                              OMI Corp./OMI Bulk Management Co.

Enrico Fenzi                  Vice President                                   62         1990

Kathleen C. Haines            Vice President/Controller                        39         1994

Richard Halluska              Vice President                                   46         1993

William A.G. Hogg             Vice President                                   56         1994

Anthony Naccarato             Vice President                                   48         1987

William Osmer                 Vice President                                   39         1994

Kenneth Rogers                Vice President                                   38         1994

There is no family relationship by blood, marriage or adoption (not more remote than first cousins) between any of the above individuals and any other executive officer or any OMI director.

The term of office of each officer is until the first meeting of directors after the annual stockholders' meeting next succeeding his election and until his respective successor is chosen and qualified.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was selected as an officer.

Mr. Klebanoff has served as Chairman of the Board of the Company since 1983.

The following are descriptions of other occupations or positions that the other executive officers of the Company have held during the last five years:

Jack Goldstein was appointed President and Chief Executive Officer of the Company in April 1986.

Chaim Barash was elected Senior Vice President/Operations of the
Company in November 1986 and President of OMI Bulk Management Co.
in October 1992.

Vincent de Sostoa was elected Senior Vice President/Finance of the Company in January 1989.

Fredric S. London was elected Senior Vice President of the Company in December 1991. He was elected Vice President of the Company in December 1988.

Craig H. Stevenson was elected Senior Vice President/Chartering of the Company in August 1993. For five years prior thereto he was President of Ocean Specialty Tankers Corp., a marketing manager for several of the Company's chemical tankers.

Enrico Fenzi was elected Vice President of the Company in September 1990. He was elected Assistant Vice President of the Company in
January 1988.

Kathleen C. Haines was elected Vice President of the Company in
January 1994.  She was elected Assistant Vice President and
Controller in December 1992.  Prior thereto, Ms. Haines was
Assistant Controller.

Richard Halluska was elected Vice President of the Company in July 1993. He was elected Assistant Vice President of the Company in
December 1989.

William A.G. Hogg was elected Vice President of the Company in
January 1994.  He was elected Assistant Vice President of the
Company in June 1987.

William Osmer was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in
December 1986.

Anthony Naccarato was elected Vice President/Labor Relations of the Company in June 1987.

Kenneth Rogers was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in
December 1990.  Prior thereto, Mr. Rogers was Ship Manager.

                              PART II


ITEM 5.   MARKET FOR OMI CORP.'S COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS



COMMON STOCK

The Company listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM). Previously, the Company's common stock initially traded on the over-the-counter market on January 4, 1984, began trading on the NASDAQ National Market System on February 18, 1986, and on January 27, 1989 was listed for trading on the American Stock Exchange. As of March 22, 1994, the number of holders of OMI common stock was approximately 5,533.

PAYMENT OF DIVIDENDS TO SHAREHOLDERS

On May 2, 1990, the Board of Directors of OMI voted to initiate a semi-annual dividend of $.05 per share of common stock. At the Company's annual meeting of shareholders on June 19, 1991, the Board approved an increase in its semi-annual dividend from $.05 to $.07 per share of common stock. The dividends were paid in 1990 at $.05 and 1991 and 1992 at $.07. On July 23, 1992, dividends were paid to shareholders of record on June 26, 1992, and subsequently, on January 21, 1993, to shareholders of record on December 28, 1992. On June 15, 1993, the Board voted to declare special dividends rather than adhere to a regular dividend policy. For the year ended December 31, 1993, there were no dividends declared.


    1993 QUARTER                  1st     2nd     3rd     4th

    High                          5 5/8   6 1/4   7       7
    Low                           3 7/8   4 3/4   5 5/8   6 1/8


    1992 QUARTER                  1st     2nd     3rd     4th

    High                          8 5/8   6 1/4   5 7/8    5 1/4
    Low                           5 3/4   4 1/4   3 5/8    3 3/8
    Semi-annual dividends declared        $0.07            $0.07

ITEM 6.  SELECTED FINANCIAL DATA
OMI CORP. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31,               1993          1992         1991         1990         1989

INCOME STATEMENT DATA:
  Revenues                                   $270,479      $265,529     $284,758     $242,145     $181,333
  Other income                                  4,699         5,685        3,956        3,132        3,422
  Depreciation and amortization                35,441        35,483       34,688       30,993       25,206
  Operating income                              1,902        12,195       54,713       33,884       23,322
  Gain (loss) on disposal of
    assets - net                                4,401        (1,146)         105          -0-       13,118
  Provision for writedown of
    investments                                (1,625)      (16,183)         -0-          -0-          -0-
  Interest expense                             21,788        23,983       29,527       28,521       18,189
  Equity in operations of joint
    ventures                                    5,544         9,059       12,259        9,907       11,653
  Net (loss) income                          $ (8,747)     $(11,424)    $ 29,876     $ 14,117     $ 27,484
  Net (loss) income per common
    share                                    $  (0.29)     $  (0.36)    $   0.94     $   0.44     $   1.01
  Cash dividends declared on
    common stock                             $    -0-      $   0.14     $   0.14     $   0.10     $    -0-

OTHER FINANCIAL DATA:
  Cash dividends received from
    joint ventures                           $ 11,823      $    -0-     $  5,880     $    -0-     $    -0-
  Cash and cash equivalents                    45,321        16,850       26,158       21,404       38,462
  Vessels and other property - net            453,683       458,564      499,010      519,305      376,497
  Investments in, and advances to
    joint ventures                             77,802        78,492       74,894       51,654       66,996
  Total assets                               $671,516      $644,443     $678,618     $684,483     $521,639

  Current portion of long-term debt          $ 15,302      $ 40,820     $ 32,505     $ 43,192     $ 22,095
  Long-term debt                              282,325       222,435      242,311      266,837      145,046

  Total debt                                 $297,627      $263,255     $274,816     $310,029     $167,141

  Total stockholders' equity                 $220,026      $218,391     $229,551     $209,543     $209,274


See Notes to Consolidated Financial Statements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OMI Corp. ("OMI" or the "Company"), is a highly diversified bulk shipping company active in both the U.S. flag and international markets. OMI also has interests in lightering services in the Gulf of Mexico through OMI Petrolink Corp. ("Petrolink"), in offshore drilling through an 8.8 percent interest in Chiles Offshore Corporation ("COC"), and in the workboat market, via a two percent interest in Seacor Holdings, Inc.

Results of operations of OMI include operating activities of the Company's domestic and foreign flag wholly-owned vessels, leased vessels and vessels chartered-in. Revenues are derived from five principal markets: crude oil, refined petroleum, dry bulk, LPG and combination carrier.

FISCAL YEARS 1993, 1992 AND 1991

NET VOYAGE REVENUES

The Company's vessels are operating under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in net voyage revenues (voyage revenues less vessel and voyage expenses), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's voyage revenues and vessel and voyage expenses can fluctuate substantially from one period to another even if the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the net voyage revenues derived from the vessels were to remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability. The discussion below addresses variations in net voyage revenues.

In the period between mid-1988 and the beginning of 1991, the majority of OMI's vessels operated under time charter agreements. Since 1991, however, rates for time charters have declined, and vessels completing long-term time charters in 1992 were shifted to the spot market rather than being committed to long-term charters at unfavorable rates. Under a time charter, the charterer assumes certain operating expenses, such as bunkers and port charges. The length of time charters usually ranges for a period of one to five years, which, if rates are satisfactory, gives the company a predictable revenue stream and reduces its exposure to the volatility of the rates in the spot market. Under a voyage ("spot") charter, most expenses are for the owner's account and the charters are generally short-term. Revenues may be higher in the spot market as the owner has to cover more costs. If rates in the spot market are not adequate, the Company may elect to lay the vessel up until rates improve.

As a result of weak worldwide economic conditions and a lower demand for petroleum products beginning after the Persian Gulf war of 1991, spot rates have fluctuated. While market pressures have reduced revenues, operating costs have increased, partially due to regulatory changes and new environmental laws. A direct impact on OMI, as a result of the Oil Pollution Act of 1990, was a substantial increase in insurance costs in 1992, which have leveled off in 1993.

The Company currently participates with seven of its American flag tanker and dry bulk vessels in a number of federal programs for the distribution of agricultural products. These programs were enacted and are controlled by Congress as an extension of U.S. foreign policy. If these programs were discontinued or modified, six American flag vessels, eligible for Operating-Differential Subsidy from the U.S. Government, would operate in international trades.

The Company's voyage revenues include charter hire from the Military Sealift Command ("MSC") in the amounts of $192,000, $23,942,000 and $42,061,000 for the years ended December 31, 1993,
1992 and 1991, respectively. The Company currently has only one vessel on a voyage charter to MSC due to cutbacks in military spending. Vessels, previously chartered by MSC, are operating in the commercial market with subsidy or in federal programs.

Net voyage revenues decreased $10,299,000 or 16 percent for the year ended December 31, 1993 from the prior year. The net decrease resulted primarily from increased idle time between voyages for five domestic vessels (aggregating approximately 541 more offhire days in 1993 than in 1992) while continuing to incur port expenses and other daily expenses. The net decrease is also attributable to three domestic vessels operating in a profit sharing pool, four vessels operating on time charters were offhire a total of 144 days for drydocking, loss of revenue for two vessels disposed of, and reduced revenue from Petrolink resulting from reduced volume of its lightering operations in 1993 and the sale of seven workboats.

Although the federal programs that the American flag tankers and dry bulk vessels participated in were successful during 1993, in 1994 these programs have been cut back by the U.S. Government. These vessels will operate in the spot market and will likely experience sporadic offhire days during 1994. The OMI Columbia began the first quarter with spot charters in the Alaskan North Slope trade and the Company anticipates further employment in late 1994. Two other vessels operating in the spot market in 1993 will continue operating in the spot market in 1994 at approximately the same rates.

The majority of the foreign flag vessels are currently operating on time charters, five of which expire in 1994. Management expects that three of these vessels will be able to operate in the spot market at competitive rates for the balance of 1994. Two vessels were added to the foreign fleet in December 1993, which are operating under bareboat charters.

During March 1994, OMI contracted to purchase a vessel for approx-imately $12,050,000, which will operate in the spot market.

Net voyage revenues decreased $41,569,000 or 39 percent for the year ended December 31, 1992 from the prior year. The following factors were the primary cause of this decrease: thirteen vessels, for which time charters expired during the year, were placed in the spot market because replacement time charters were not available at acceptable rates; two vessels, which operated in the spot market in both 1992 and 1991, earned lower rates in 1992 than in the previous year; two domestic vessels were laid up during a portion of the year; market conditions affecting the workboat operations of Petrolink weakened; and insurance costs increased, in part, from regulatory and environmental law changes.

Net voyage revenues increased $23,827,000 or 28 percent for the year ended December 31, 1991 over 1990. Net increases during 1991 resulted primarily because of the acquisition of the remaining 50.1 percent interest in a joint venture, on March 13, 1990, whose operations were consolidated with those of OMI for a full year during 1991 compared with nine months in 1990. Additionally, increased rates on time charters continuing from 1990 and revenues from a domestic vessel acquired in 1991 contributed to 1991 revenue increases.


YEAR ENDED DECEMBER 31, 1993 VERSUS DECEMBER 31, 1992

VOYAGE REVENUES AND VESSEL AND VOYAGE EXPENSES

Voyage revenues increased $5,936,000 or two percent, with net increases in domestic revenues of $2,223,000 and foreign revenues of $3,713,000 for the year ended December 31, 1993 compared to the year ended December 31, 1992. Domestic revenues increased primarily from improvement in spot rates earned for two vessels in 1993 over 1992, three vessels which incurred less offhire days in 1993 than in 1992 and the purchase of a new vessel in June 1993 which operates in the spot market, primarily in grain trades. Domestic revenue increases were offset by decreased volume and reduced rates in Petrolink's lightering operations due to increased competition in 1993, an accident which caused the loss of a vessel which had been operating on a time charter since December 1992, the scrapping of a vessel in October 1993, and decreases in revenues of two vessels, including the Company's largest domestic vessel, the OMI Columbia, which were idle during 1993 for an aggregate of approximately 330 days. The OMI Columbia's operating results had a significantly adverse effect on the Company's earnings for 1993. However, while there can be no assurance, the Company believes that conditions have stabilized and, early in 1994, several spot charters were obtained for this vessel at satisfactory charter rates. During 1991, the last year in which the vessel was fully employed, it generated approximately $14.7 million of revenue and $3.1 million of pre-tax income. In the two years prior thereto, revenues were approximately $15.2 million and $14.5 million, respectively, and pre-tax income was approximately $4.8 million in each period. In 1992 and 1993, the vessel generated approximately $9.3 million and $4.0 million of revenue and a pre-tax loss of $1.1 million and $1.3 million, respectively. The pre-tax income effect of the vessel's sporadic trading as against full employment has historically been about $5.0-$7.0 million per year.

Foreign revenues increased primarily because three vessels, which operated on time charters for a portion of 1992 began operating in the spot market and received higher revenues in 1993. Revenues also increased because two vessels were chartered-in during the last quarter of 1993. Foreign increases were partially offset by decreases from three vessels which incurred 110 idle days due to drydocking. The three vessels were on time charters in 1993 and 1992.

Vessel and voyage expenses increased by $16,235,000 or eight percent consisting of net increases in domestic expenses of $13,832,000 and foreign expenses of $2,403,000 for the year ended December 31, 1993 over the comparable year in 1992. Vessel and voyage expenses increased largely due to the change in charter status for four domestic vessels and four foreign vessels from time charters in 1992 to spot charters in 1993. Other increases in expenses relate to expenses for the domestic vessel acquired May 1993, 78 more operating days in 1993 for a vessel which was operating in the spot market in both 1993 and 1992, and lease payments on a vessel which was sold and leased back in November 1992. Increases in expenses were partially offset by decreases in expenses for three vessels which were operating in the spot market in 1992 and began time charters in 1993, decreased expenses from workboat operations of Petrolink due to the workboat sales, and decline in volume of approximately 11 percent in Petrolink's lightering operations.

OTHER INCOME

Other income consists primarily of management fees received from affiliates and/or other parties. During the year ended December 31, 1993, other income decreased $986,000, or 17 percent, for the year as compared to 1992. The decrease in 1993 resulted primarily from a payment of $1,000,000 from Wilomi, Inc. ("Wilomi") during the first quarter of 1992, which was paid in accordance with a contractual agreement relating to the construction contract of a vessel delivered, offset by increases from the U.S. Government for the management of vessels in the Ready Reserve Fleet under a contract renewed for 10 vessels in 1993.

OTHER OPERATING EXPENSES

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the year ended December 31, 1993 these expenses had a net decrease of $992,000 or two percent, as compared to the year ended December 31, 1992. The primary causes of the decrease in 1993 in general and administrative expenses were a change in health insurance coverage for employees, a decrease in other employee benefits and a reduction in legal fees for transactions during 1993 in comparison to 1992.

OTHER INCOME (EXPENSE)

Other income (expense) consists of gain/loss on disposal of assets
- - net, provision for writedown of investments, interest expense, interest income, and minority interest. For the year ended December 31, 1993, net other expense decreased $21,633,000, or 55 percent, over 1992. The net decrease resulted primarily from the writedown of $13,094,000 on COC stock during 1992. In addition, decreases during 1993 also resulted from the $2,190,000 gain from the sale of seven workboats of Petrolink, gain on sale of COC stock of $4,086,000 previously written down in 1992 and the decrease in interest expense resulting from both lower interest rates and a decrease in the outstanding principal balance of debt during the year prior to issuing $170,000,000 in Senior Notes in November 1993, offset in part by losses on the sale of a 50 percent owned joint venture and 25 percent equity investment aggregating approximately $1,554,000.

(BENEFIT) PROVISION FOR INCOME TAXES

The benefit for income taxes of $1,730,000 for the year ended December 31, 1993 varied from statutory rates in 1993 by excluding the tax effect on the equity in operations of joint ventures other than Amazon Transport, Inc. ("Amazon"), as management considers it to be permanently invested, and included the effect of the change in the Federal tax rate.

On August 2, 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 (the "Act"). The major component of the Act affecting OMI is the retroactive increase in the marginal corporate tax rate from 34 percent to 35 percent, increasing the provision for deferred taxes payable by $3,044,000 to comply with the provisions of the Act.

EQUITY IN OPERATIONS OF JOINT VENTURES

Equity in operations of joint ventures of $5,544,000 was $3,515,000 or 39 percent lower in 1993 than in 1992. Joint venture equity was less in 1993 primarily due to a gain on sale of a vessel owned by

Wilomi in April 1992, which increased OMI's equity by approximately $4,826,000. This decline, along with a decline in profits for the vessel owned by Amazon, resulting from the termination of its time charter in 1993 and lower profits being earned in the spot market, were offset by decreases in operating losses in 1993 compared to 1992 incurred by a partnership, Ecomarine USA, which was wrapping up during 1993, and increased equity in the operating results of White Sea Holdings Ltd., a joint venture formed during December 1992.

YEAR ENDED DECEMBER 31, 1992 VERSUS DECEMBER 31, 1991

VOYAGE REVENUES AND VESSEL AND VOYAGE EXPENSE

Voyage revenues decreased $20,958,000 or seven percent, with net decreases of $7,924,000 and $13,034,000 in the domestic and foreign fleets, respectively, for the year ended December 31, 1992 compared to the year ended December 31, 1991. The net decrease in domestic revenues consisted of an aggregate decrease of $16,404,000 offset by increases of $8,480,000. The decreases resulted from reduced revenues from Petrolink's workboat operations, the lay-up of two vessels and the sale of a vessel in May 1992. Increases in revenues resulted primarily from two vessels which were on time charters in both 1992 and 1991, one of which continued the charter through 1992 at an increased rate and one of which operated for 52 more days in 1992 as a result of offhire incurred for repairs in 1991. Increases in domestic revenues also resulted from three vessels that began operating in the spot market in 1992 which were on time charters in 1991. Also, three vessels managed by a joint venture received additional revenues in 1992 as a result of increased profit sharing.

In the foreign fleet, the net decrease in voyage revenues resulted primarily from the expiration of three time charters which were replaced with both voyage and short-term time charters with less favorable rates throughout the year, reduction in rates for a vessel which was operating in the spot market since 1991, and two vessels chartered-in during 1991 which were not part of OMI's fleet during 1992.

Vessel and voyage expenses increased $20,611,000 or 12 percent consisting of a $16,473,000 increase in expenses of domestic operations and a $4,138,000 net increase in foreign operations for the year ended December 31, 1992 over the comparable 1991 period. The increase in domestic vessel and voyage expenses resulted primarily from increased voyage expenses of four vessels, two of which were operating in the spot market in both 1992 and 1991, and two vessels which began operating in the spot market in 1992 that were previously on time charters. Other increases in expenses were incurred on four vessels continuing time charters from 1991 with overall increases in stores, crew and insurance costs.

The net increase in foreign vessel and voyage expenses consisted of an aggregate increase of $9,825,000 offset by decreases of $5,687,000. The increases resulted primarily from five vessels previously on time charters in 1991, which began operating in the spot market in 1992, and similar to the domestic operations, increased vessel expenses on two vessels continuing time charters from 1991. Decreases in vessel and voyage expenses were attributable to the return of the chartered-in vessels.

OTHER INCOME

During the year ended December 31, 1992, other income increased $1,729,000, or 44 percent, over 1991. The increase in 1992 resulted primarily from a contractual payment of $1,000,000 from Wilomi relating to a vessel delivered in the first quarter of 1992. The remaining increase in 1992 relates to increases in management fees from the U.S. Government for management of the Ready Reserve Fleet.

OTHER OPERATING EXPENSES

Other operating expenses increased $2,678,000, or five percent, over 1991. The primary increases in 1992 resulted in increased general and administrative expense of $1,859,000 from the change in the ESOP calculation in the third quarter of 1991 and the addition of a London marketing office in January 1992. Additionally, depreciation and amortization increased $795,000 during 1992 resulting primarily from the acquisition during the fourth quarter of a previously leased vessel and capital improvements on existing vessels.

OTHER INCOME (EXPENSE)

For the year ended December 31, 1992, net other expense increased
$12,067,000, or 44 percent, over 1991.

During 1992 OMI deemed its investment in COC shares to have an other than temporary decline in its market value and provided for a writedown of $13,094,000, in addition to a $1,982,000 writedown of a partnership investment to the realizable value of the company's assets. Net loss of $1,146,000 resulted primarily from the loss on the sale of a domestic vessel and disposal of other property of $1,394,000 offset by net gains from the sale of investments and amortization of gain on sale from the sale/leaseback of a vessel. Additionally, during 1992, interest expense decreased $5,544,000 resulting from the decline in interest rates and refinancing of debt.

EQUITY IN OPERATIONS OF JOINT VENTURES

Equity in operations of joint ventures was $3,200,000, or 26 percent, lower during 1992 than in 1991. The net decrease for the year, excluding the gain on sale of vessels of $4,826,000 in 1992 and $5,940,000 in 1991, primarily resulted from lower rates and higher expenses on vessels which operated under voyage charters in 1992. Additionally, two vessels, which were under construction in 1991, were delivered to a 49 percent joint venture during March and August of 1992. These vessels operated on voyage charters while incurring some offhire days between charters. Additionally, income for the second half of 1992 declined by approximately $2,500,000 due to the drop in the spot market rates for five vessels operating in the spot market or on backhaul voyages to reposition the vessels. The average decline in rates for each of the vessels was approximately $2,800 per day, reflecting a cyclical decline in spot market rates. Moreover, OMI owned a 25 percent interest in an offshore drilling rig whose charter expired in 1991 and for which no revenues were derived in 1992. This accounted for 38 percent of the total decrease in equity for 1992.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 1993 was $32,957,000 versus a working capital deficit of $21,133,000 at December 31, 1992. Cash and cash equivalents of $45,321,000 at December 31, 1993 increased $28,471,000 or 169 percent over the balance of $16,850,000 at December 31, 1992. In 1993, the source of the Company's liquidity was issuance of debt, including use of lines of credit, and cash generated by operations. For the year ended December 31, 1993, net cash provided by operating activities was $18,300,000, which was an increase of $6,314,000 or 53 percent from $11,986,000 provided in 1992.

Net cash used by investing activities was $8,778,000 in 1993 versus $13,624,000 in 1992. The Company received dividends aggregating $11,823,000 in 1993 from certain joint ventures. Most joint venture earnings are considered to be permanently invested and are not available for distribution, and there is no certainty that the joint venture, the earnings of which are not considered to be permanently invested, will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from its joint ventures to improve its liquidity.

The Company operates in a capital intensive industry and augments cash generated by operating activities with debt in order to purchase ships. On November 3, 1993, the Company completed a public sale of $170,000,000, 10.25 percent Senior Notes due November 1, 2003 ("the Notes"). The Notes are unsecured obligations of the Company. The net proceeds of approximately $163,781,000, after deducting fees and expenses, were used to prepay outstanding indebtedness of approximately $98,000,000 and the balance is being used for general corporate purposes, including the acquisition of vessels. The consummation of the offering of the Notes gives the Company greater financial flexibility. The

Company has improved its liquidity and financial position by (1) extending the average life of its indebtedness so that the average life more closely approximates the useful life of its vessels, (2) prepaying a portion of its long-term debt scheduled to come due between 1994 and 1998, (3) enhancing the Company's ability to benefit from improvements in industry conditions, and (4) positioning the Company to finance the acquisition of replacement and additional vessels. The Company believes that, based upon current levels of operations and anticipated improvements in charter market conditions, cash flow from operations together with other available sources of funds, including lines of credit aggregating $45,500,000, should be adequate to make required payments of principal and interest on the Company's debt, including the Notes, to permit anticipated capital expenditures and to fund working capital requirements.

In addition to cash provided by operating activities and issuance of the Notes, OMI received cash from the following significant activities:

             *During 1993, Petrolink sold seven workboats and other property and received $3,750,000 in cash proceeds from the sale; the remaining proceeds were received in the form of stock and a note payable through March 1996.
             *OMI received cash proceeds of $68,153,000 from drawdowns on its lines of credit and $7,000,000 in mortgage notes during the year ended December 31, 1993.
             *OMI was reimbursed $5,734,000 by a joint venture, White Sea Holdings Ltd., formed during December 1992 for a vessel OMI had purchased on behalf of the venture.
             *The Company received $5,552,000 from the sale of 1,173,000 shares of COC stock, and $1,363,000 on the sale of its investment in Mundogas Orinoco Ltd.
             *The Company received insurance proceeds of approximately $7,000,000 for the loss of the OMI Charger.
             *OMI received $1,480,000 in proceeds from the scrapping of a vessel.

During the year ended December 31, 1993, OMI made the following disbursements other than from operating activities:

             *Cash payments of $81,653,000 on short-term lines of credit, $6,910,000 on notes with joint ventures and approximately $135,718,000 payments on mortgage notes on vessels as of December 31, 1993.
             *Capital expenditures of $36,548,000 for the purchase of one domestic vessel in May 1993, the purchase of two foreign flag vessels in December 1993, improvements to vessels and other property, and the purchase of a workboat.
             *Cash dividends of $2,140,000 paid on OMI common stock.
             *Cash payments of $3,724,000 in the form of contributions to existing joint venture/partnership investments.

COMMITMENTS

On January 28, 1994, a vessel built in Japan for a joint venture was delivered for an aggregate purchase price of $38,479,000. OMI has committed, with a joint venture partner, to construct another vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners.
Such debt was approximately $102,869,000 at December 31, 1993 with OMI's share of such guarantees being approximately $49,594,000.
OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1993, no such deficiencies have been funded.

EFFECTS OF INFLATION

The Company does not consider inflation to be a significant risk to the cost of doing business in the current and foreseeable future.
The Company has experienced some additions to the costs of operating the vessels due to price level increases, however, in some cases, the effect has been offset by charter escalation clauses.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       OMI CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
For the Years Ended December 31,                                     1993            1992           1991

Revenues:
  Voyage revenues                                                  $265,780        $259,844        $280,802
  Other income (Note 2)                                               4,699           5,685           3,956
       Total revenues                                               270,479         265,529         284,758

Operating Expenses:
  Vessel and voyage                                                 209,722         193,487         172,876
  Depreciation and amortization                                      35,441          35,483          34,688
  Operating lease                                                     6,666           6,473           6,449
  General and administrative                                         16,748          17,891          16,032
       Total operating expenses                                     268,577         253,334         230,045

Operating income                                                      1,902          12,195          54,713

Other Income (Expense):
  Gain (loss) on disposal of assets-
    net (Note 12)                                                     4,401          (1,146)            105
  Provision for writedown of
    investments (Note 4)                                             (1,625)        (16,183)
  Interest expense                                                  (21,788)        (23,983)        (29,527)
  Interest income                                                     1,738           2,000           2,505
  Minority interest in income of
    subsidiary                                                         (649)           (244)           (572)
       Net other expense                                            (17,923)        (39,556)        (27,489)

(Loss) income before income taxes and
  equity in operations of joint ventures                            (16,021)        (27,361)         27,224
(Benefit) provision for income taxes
  (Note 5)                                                           (1,730)         (6,878)          9,607
(Loss) income before equity in
  operations of joint ventures                                      (14,291)        (20,483)         17,617
Equity in operations of joint
  ventures (Note 2)                                                   5,544           9,059          12,259

Net (loss) income                                                  $ (8,747)       $(11,424)       $ 29,876

Net (loss) income per common share
  (Note 1)                                                         $  (0.29)       $  (0.36)       $   0.94

Weighted average number of shares of
  common stock outstanding                                           30,590          31,654          31,934

                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

DECEMBER 31,                                                                      1993            1992

ASSETS

Current assets:
  Cash, including cash equivalents of:
   1993, $34,848; 1992, $8,707 (Notes 1,4)                                      $ 45,321        $ 16,850
  Marketable securities (Notes 1,4)                                                6,021              55
  Advances to masters                                                                503             740

  Receivables:
    Traffic                                                                       11,932          10,711
    Affiliates (Note 2)                                                                           13,775
    Other                                                                         10,910           5,697
  Current portion of Capital Construction
    and other restricted funds (Notes 1,3,4)                                                       6,543
  Prepaid expenses and other current
    assets                                                                         6,323           5,490
  Assets held for sale, net (Note 11)                                                              7,716

        Total current assets                                                      81,010          67,577


Capital construction and other
  restricted funds (Notes 1,3,4)                                                  13,786           7,387

Vessels and other property:
  Vessels (Note 3)                                                               753,819         741,210
  Other property                                                                   7,922           7,490
        Total vessels and other property                                         761,741         748,700

  Less accumulated depreciation                                                  308,058         290,136
        Vessels and other property-net                                           453,683         458,564

Investments in, and advances to joint ventures                                    77,802          78,492
Long-term securities (Notes 1,4)                                                  16,912           7,545
Other assets and deferred charges                                                 28,323          24,878

Total                                                                           $671,516        $644,443



                                     See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

DECEMBER 31,                                                                      1993            1992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks (Note 3)                                                               $ 13,500
  Accounts payable                                                              $  4,125           2,827
  Accrued liabilities:
    Voyage and vessel                                                             20,238          19,783
    Interest                                                                       5,202           4,061
    Income taxes payable (Note 5)                                                                  2,329
    Other                                                                          3,186           5,390
  Current portion of long-term debt (Notes 3,4)                                   15,302          40,820

        Total current liabilities                                                 48,053          88,710

Advance time charter revenues and other
  liabilities                                                                     14,372           9,324
Long-term debt (Notes 3,4)                                                       282,325         222,435
Deferred income taxes payable (Note 5)                                           104,003         103,495
Minority interest in subsidiary                                                    2,737           2,088
Commitments and contingencies (Notes 12,14)
Stockholders' equity:
  Common stock, $0.50 par value, 80,000,000
  shares authorized; 30,615,434 and 30,567,811
  shares issued and outstanding, 1993 and 1992,
  respectively (Note 8)                                                           15,307          15,284
  Capital surplus                                                                128,900         128,705
  Retained earnings                                                               64,496          73,243
  Cumulative translation adjustment (Note 1)                                       4,912           4,912
  Unearned compensation - employee stock
    ownership trust (Note 7)                                                      (2,159)         (2,520)
  Unearned compensation-restricted stock (Note 8)                                 (1,057)         (1,152)
  Unrealized gain on investment, net of
    deferred taxes of $5,228 (Note 4)                                              9,709
  Treasury stock (Note 6)                                                            (82)            (81)

        Total stockholders' equity                                               220,026         218,391

Total                                                                           $671,516        $644,443



                                     See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
For the years ended December 31,                                  1993            1992            1991
Cash Flows Provided by Operating Activities:
  Net (loss) income                                             $ (8,747)       $(11,424)       $ 29,876
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Decrease in deferred income taxes                             (4,720)        (14,040)         (3,759)
    Depreciation and amortization                                 35,441          35,483          34,688
    Amortization of unearned compensation                            456             148             212
    (Gain) loss on disposal of assets - net                       (4,401)          1,146            (105)
    Provision for writedown of investments                         1,625          16,183
    Equity in operations of joint ventures                        (5,544)         (9,059)        (12,259)
  Changes in assets and liabilities:
    Decrease (increase) in receivables and other
      current assets                                               8,302           6,984          (4,556)
    (Decrease) increase in accounts payable and
      accrued liabilities                                           (448)          1,277           3,572
    Advances to joint ventures - net                              (6,657)         (7,056)         (2,691)
    (Increase) decrease in other assets and
      deferred charges                                            (2,992)           (626)          7,030
    Increase (decrease) in advance charter hire and
      other liabilities                                            5,382          (7,025)          3,261
    Other assets and liabilities - net                               603              (5)            458

           Net cash provided by operating activities              18,300          11,986          55,727

Cash Flows (Used) Provided by Investing Activities:
  Proceeds from disposition of vessels and other
    property                                                      12,178          16,708             217
  Decrease in marketable securities and restricted
    funds                                                             12             447           1,147
  Additions to vessels and other properties                      (36,548)        (22,624)        (10,770)
  Contributions to Capital construction and other
    restricted funds                                                              (3,750)         (6,272)
  Withdrawals from Capital construction and
    other restricted funds                                           916           4,256           2,700
  Proceeds and interest received on Capital
    construction and other restricted funds                         (650)         (1,218)           (565)
  Dividends received from joint ventures                          11,823                           5,880
  Investments in joint ventures                                   (3,724)         (2,648)         (2,427)
  Purchase of long-term investments                                               (4,795)
  Proceeds received on note receivable                               300
  Proceeds received from sale of investments                       6,915

           Net cash used by investing activities                  (8,778)        (13,624)        (10,090)

Cash Flows Provided (Used) by Financing Activities:
  Cash proceeds and payments on notes payable to
    bank - net                                                   (13,500)         13,500         (10,000)
  Cash proceeds from issuance of long-term debt                  177,000          59,496          32,859
  Net proceeds from issuance of common stock                         218              29             539
  Purchase of treasury stock                                          (1)         (2,658)         (2,303)
  Payments on long-term debt (including ESOP)                   (142,628)        (73,557)        (58,141)
  Dividends paid                                                  (2,140)         (4,480)         (3,837)

           Net cash provided (used) by financing
             activities                                           18,949          (7,670)        (40,883)

Net increase (decrease) in cash and cash equivalents              28,471          (9,308)          4,754

Cash and cash equivalents at beginning of year                    16,850          26,158          21,404

Cash and cash equivalents at end of year                        $ 45,321        $ 16,850        $ 26,158


                             See notes to consolidated financial statements.

                                                                   OMI CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                     Unearned     Unearned
                                                       Cumulative  Compensation Compensation   Unrealized                 Total
                     Common Stock   Capital  Retained  Translation      From     Restricted   Gain/Loss on  Treasury  Stockholders'
                   Shares   Amount  Surplus  Earnings  Adjustment       ESOP        Stock    Investment-Net   Stock       Equity
Balance at January
  1, 1991           32,014  $16,008 $139,003 $63,608    $4,912      $(12,591)     $(1,397)                              $209,543
Net income                                    29,876                                                                      29,876
Dividends ($0.14
 per share)                                   (4,473)                                                                     (4,473)
Issuance of restricted
 stock awards           15        7      108                                         (115)
Amortization of
 unearned
 compensation                                                                         212                                    212
Exercise of stock
 options               137       69      470                                                                                 539
Payment of ESOP loan                                                   2,105                                               2,105
Purchase of treasury
 stock                                                                                                        $(2,303)    (2,303)
Retirement of treasury
 stock                (313)    (157)  (2,146)                                                                   2,303
Unrealized loss on
 investment-net                                                                                    $(5,948)               (5,948)

Balance at December
 31, 1991           31,853   15,927  137,435  89,011     4,912       (10,486)      (1,300)          (5,948)       --     229,551
Net loss                                     (11,424)                                                                    (11,424)
Dividends ($0.14
 per share)                                   (4,384)                                                                     (4,384)
Tax benefit for
 dividends on
 unallocated ESOP
 shares                                           40                                                                          40
Amortization of
 unearned
 compensation                                                                         148                                    148
Exercise of stock
 options                 6        3       26                                                                                  29
Payment of ESOP loan                                                   1,141                                               1,141
Purchase and retirement
 of ESOP shares                                                        6,825                                    (6,825)
Purchase of treasury stock                                                                                      (2,658)   (2,658)
Retirement of
 treasury stock     (1,291)    (646)  (8,756)                                                                    9,402
Unrealized loss on
 investment-net                                                                                       (3,057)             (3,057)
Realized loss on
 investment                                                                                            9,005               9,005

Balance at December
 31, 1992           30,568   15,284  128,705  73,243     4,912        (2,520)      (1,152)              --         (81)  218,391
Net loss                                      (8,747)                                                                     (8,747)
Exercise of stock
 options                47       23      195                                                                                 218
Amortization of
 unearned
 compensation                                                            361           95                                    456
Unrealized gain on
 investment                                                                                            9,709               9,709
Purchase of treasury
 stock                                                                                                              (1)       (1)

Balance at December
 31, 1993           30,615  $15,307 $128,900  $64,496   $4,912      $ (2,159)     $(1,057)           $ 9,709   $   (82) $220,026



                                                         See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1993
                (All tabular amounts are in thousands of dollars)


Note 1 - Summary of Significant Accounting Policies

             PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50 percent owned by OMI Corp. ("OMI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

             Investments in joint ventures, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence over operating and financial policies, are accounted for by the equity method. Accordingly, net income includes OMI's share of the earnings of these companies.

             OPERATING REVENUES AND EXPENSES - Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses on voyages are provided for in full at the time such losses become evident.

             Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period.

             FOREIGN CURRENCY TRANSLATION - Foreign currency translation adjustments were related to assets and liabilities of two wholly-owned subsidiaries, whose functional currency was Yen. In August 1990, the functional currency of these subsidiaries was changed to U.S. dollars. The cumulative translation adjustment at that time was $(4,912,000), net of deferred income taxes of $(2,530,000) and will remain at this amount until such assets are sold or disposed of.

             ACCOUNTING FOR INVESTMENTS IN EQUITY SECURITIES - The Company has elected early adoption of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of December 31, 1993. As a result of the adoption of SFAS 115, the Company recorded an unrealized gain of $9,709,000, net of deferred taxes of $5,228,000, which is presented as a separate component of stockholders' equity. Adjustments are made to net income for any impairment in value that is deemed to be other than temporary.

             Prior to adoption of SFAS 115, equity securities were carried at the lower of cost or market.

             MARKETABLE SECURITIES - Marketable securities comprise the current portion of available-for-sale securities. Available-for-sale securities, both current and long-term, are carried at market value. Net unrealized gains or losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses on the sales of securities are recognized in net income on the specific identification basis.

             CAPITAL CONSTRUCTION AND OTHER RESTRICTED FUNDS - The Capital construction fund is restricted to provide for replacement vessels, additional vessels or reconstruction of vessels built in the United States. The other restricted funds are to be used to pay certain of the Company's debt. These funds can be used at the discretion of the Company upon receipt of written approval from the Maritime Administration.

             VESSELS AND OTHER PROPERTY - Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. Salvage value is based upon a vessel's light weight tonnage multiplied by a scrap rate.

             Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate.

             The Company periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using undiscounted cash flows over the remaining life of each vessel.

             GOODWILL - Goodwill, recognized in business combinations accounted for as purchases, of $17,868,000 before accumulated amortization of $2,559,000 and $1,858,000 at December 31, 1993 and 1992, respectively, is being amortized over 25 years.

             NET (LOSS) INCOME PER COMMON SHARE - Net (loss) income per common share is determined by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options (see Note 8) have not been included in the computation because they would not have a material effect on net (loss) income per common share.

             INCOME TAXES - OMI files a consolidated Federal income tax return which includes all its domestic subsidiary companies. Deferred income taxes are consistent with the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes", which was adopted by the Company in 1992 (see Note 5).

             POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS - In December 1990, the FASB issued Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", effective for fiscal years beginning after December 15, 1992. Adoption of this statement has not affected the Company's financial position or results of operations as the Company provides no postretirement benefits.

             During November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", effective for fiscal years beginning after December 15, 1993. Adoption of this statement is not expected to have any material effect on the Company's financial position or results of operations.

             CASH FLOWS - During the years ended December 31, 1993, 1992 and 1991, interest paid totalled approximately $20,647,000, $25,429,000 and $28,679,000, respectively. For the years ended December 31, 1993, 1992 and 1991, income taxes paid were approximately $6,413,000, $7,628,000 and $10,964,000, respectively.

             Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair market value.

             For the years ended December 31, 1993, 1992 and 1991, noncash transactions, which have been excluded from the Consolidated Statements of Cash Flows, include the amortization of the receivable from ESOP of $361,000, $1,141,000 and $2,105,000, respectively (see Note 7), and accruals for capital expenditures of $115,000, $2,525,000 and $2,676,000, respectively.

             RECLASSIFICATION - Certain reclassifications have been made to the 1992 and 1991 financial statements to conform to the 1993 presentations.


NOTE 2--INVESTMENTS IN JOINT VENTURES

             OMI's investments in joint ventures are accounted for using the equity method, under which the Company's share of earnings of these affiliates is reflected in income as earned and dividends are credited against the investment in joint ventures when received.

             The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the following basis:

                                                                       Percent of Ownership
                Amazon Transport, Inc. ("Amazon")                               49.0
                Aurora Management Ltd. ("Aurora")                               49.9<F1>
                Aurora Tankers Ltd.                                             49.9
                Ecomarine USA                                                   49.0
                Gainwell Investments Ltd.                                       25.0
                Geraldton Navigation Company Inc.                               49.9
                Grandteam Ship Management Ltd.                                  50.0
                Greeley Management Ltd.                                         49.9<F1>
                K/S Palawan Princess                                            25.0<F2>
                Mosaic Alliance Corporation ("Mosaic")                          49.9
                Mundogas Orinoco Ltd.                                           50.0<F3>
                Ocean Specialty Tankers Corp. ("OSTC")                          50.0
                Vanomi Management, Inc.                                         50.0
                White Sea Holdings Ltd. ("White Sea")                           49.0
                Wilomi, Inc. ("Wilomi")                                         49.0

        <F1> Joint ventures terminated July 1, 1993.

        <F2> The joint venture sold its primary asset in January 1994 and is being wound down.

        <F3> OMI sold its investment in Mundogas Orinoco Ltd. on May 4, 1993 for a loss of
             $1,363,000.

             OMI has entered into management service agreements with certain of its joint ventures, wherein the Company acts as technical and/or commercial manager for certain of the ventures' vessels. Management fees relating to services rendered to joint ventures aggregated $699,000, $567,000 and $589,000 for the years ended December 31, 1993, 1992 and 1991, respectively. During 1992, OMI received a $1,000,000 payment from Wilomi, which is included in other income.

             At December 31, 1993, Mosaic owned 893,800 shares of OMI common stock at an aggregate cost of $4,595,000, acquired on the open market between 1990 and 1992 at prices ranging from $3.56 to $7.34. During February 1994, Mosaic sold 300,000 shares of OMI stock at $7.19 per share.

             During 1993, 1992 and 1991, OMI chartered three vessels for $24,269,000, three vessels for $27,260,000 and four vessels for $29,964,000, respectively, to OSTC. These amounts are included in the revenue of OMI as the operations of OSTC are not consolidated with OMI.

             Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

                                                                  December 31,
                                                          1993       1992       1991

                Results of operations:
                Revenues                                $118,769   $107,994   $108,856
                Operating income                          17,410     12,797     18,495
                Gain on disposal of vessels, net                      9,845     11,883

                Net income                              $ 10,869   $ 17,405   $ 25,353

                Net Assets:
                  Current assets                        $ 44,445   $ 47,704   $ 30,647
                  Vessels and other property, net        283,792    256,808    192,985
                  Other assets                            22,880     33,829     16,428

                  Total assets                           351,117    338,341    240,060

                  Less:
                  Current liabilities                     30,956     39,024     19,858
                  Long-term debt                         156,839    131,132     68,131
                  Other liabilities                        2,023     13,535      7,967

                Total liabilities                        189,818    183,691     95,956

                Shareholders' and partners' equity      $161,299   $154,650   $144,104

             During the fourth quarter of 1993, OMI recognized a $1,625,000 writedown of its investment in Ecomarine USA, which represents OMI's remaining interest in the partnership. In 1992, OMI wrote this investment down by $1,982,000.

             At December 31, 1992, OMI had receivables from affiliates of $13,775,000 consisting of $4,655,000 in dividends receivable from Amazon, $2,500,000 in dividends receivable from Wilomi, and $6,620,000 receivable for the purchase of a vessel on behalf of White Sea. These receivables were collected in 1993, with the exception of $886,000 from White Sea, which was contributed to the venture.

             The Company received dividends from Amazon of $4,410,000 and $258,000 from Aurora in 1993.

             Certain of the loan agreements to which the Company's joint ventures are party contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the joint ventures to pay dividends to the Company.

             The loan agreements described above also contain various provisions restricting the right of the joint ventures to make certain investments, to place additional liens on their property, to incur additional long-term debt, to make certain payments (including in certain instances, dividends), to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

NOTE 3--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

             Long-term debt consisted of the following:

                                                                             December 31,
                                                                          1993         1992
                10.25% unsecured Senior Notes due 11/01/03              $170,000
                Bonds and mortgage notes secured by vessels:
                  8.2% payable in varying installments
                    to 1997                                                          $  7,533
                  9.15% to 10.1% payable in varying
                    installments to 2006<F1>                              36,390       40,643
                  Mortgage notes and term loans at variable rates
                    above floating prime or London Interbank
                    Offering Rate ("LIBOR") in varying installments
                    to 2002<F2>                                           82,181      198,955
                Unsecured notes payable to affiliates at 6.3%
                  and 6.5% to 1996                                         8,881       15,791
                Other                                                        175          333
                Total                                                    297,627      263,255
                Less current portion of long-term debt                    15,302       40,820
                Long-term debt                                          $282,325     $222,435


             <F1> On January 27, 1994, OMI refinanced $12,187,500 in Title XI debt at 5.35 percent.

             <F2> Rates at December 31, 1993 ranged from approximately 4.56 percent to 5.0 percent.

             In November 1993, the Company issued $170,000,000 in unsecured Senior Notes due November 1, 2003. The notes are not redeemable prior to November 1, 1998; thereafter, the notes are redeemable at the option of the Company at a premium until November 1, 2000 when the notes will be redeemable at face value, plus accrued interest.

             Bonds of domestic subsidiaries of OMI aggregating $36,390,000 and $48,176,000 at December 31, 1993 and 1992, including the amounts due within one year, are collateralized by mortgages on specific vessels and are guaranteed as to the principal and interest by the U.S. Government under the Title XI program. These security arrangements restrict these subsidiaries from, among other things, the withdrawal of capital, the payment of common stock dividends and the extending of loans to affiliated parties.

             At December 31, 1993, vessels with a net book value of $269,349,000, investments of $13,786,000 (included in Capital construction and other restricted funds in the accompanying balance sheets) and shares of a subsidiary and a joint venture with an aggregate carrying value of $22,420,000 have been pledged as collateral on available lines of credit with banks and long-term debt issues.

             Certain of the loan agreements of the Company's subsidiaries contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company.

             The loan agreements described above also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. As dividend payments are limited to 50 percent of net income earned subsequent to issuance of the Notes, none of the retained earnings at December 31, 1993 were available for payment of dividends.

             The maturities of the long-term debt for the five years following December 31, 1993 are as follows:

                       1994                               $ 15,302
                       1995                                 19,131
                       1996                                 16,838
                       1997                                 14,608
                       1998                                 16,901
                       Thereafter                          214,847

                       Total                              $297,627


             At December 31, 1993, OMI had available and unused a total of $45,500,000 in five short-term lines of credit with banks at variable rates, based on LIBOR.

             OMI has entered into interest rate SWAP agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1993 and 1992, the Company had outstanding four and seven, respectively, interest rate SWAP agreements with commercial banks. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 5.29 percent to 9.02 percent. The interest rate SWAP agreements have various maturity dates from December 1994 to February 1999. The changes in the notional principal amounts are as follows:

                                                                          1993         1992
                Notional principal amount, beginning of year            $112,162     $100,125
                Reductions of notional amounts                            (6,300)      (2,950)
                Termination of SWAPS                                     (36,212)     (57,500)
                New SWAP agreements                                                    72,487

                Notional principal amount, end of year                  $ 69,650     $112,162

             Interest expense on interest rate SWAPS for the three years ended December 31, 1993, 1992 and 1991 was $2,914,000,
             $4,332,000 and $2,412,000, respectively. Gains on termination of SWAP agreements totalled $217,000 for the year ended December 31, 1993. There were no gains on terminations in 1992 or 1991.

             The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate SWAP agreements. However, OMI does not anticipate non-performance by the counter-parties.


NOTE 4--FAIR VALUE OF FINANCIAL INSTRUMENTS

             The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                1993                     1992
                                                        Carrying      Fair       Carrying     Fair
                                                          Value       Value        Value      Value
                Cash and cash equivalents               $ 45,321    $ 45,321     $ 16,850   $ 16,850
                Marketable securities                      6,021       6,021           55         55
                Capital construction and other
                  restricted funds ("CCF")                13,786      13,786       13,930     13,930
                Long-term investments                     16,912      16,912        7,545      8,149
                Notes payable to banks                                             13,500     13,500
                Long-term debt                           297,627     306,003      263,255    255,523
                Unrecognized financial instruments:
                  Interest rate SWAPS:
                    In a net receivable position                                                 868
                    In a net payable position                         (4,865)                 (6,515)
                    Net payable                                     $ (4,865)               $ (5,647)

             The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of interest rate SWAPS (used for hedging purposes) is the estimated amount the Company would receive or pay to terminate SWAP agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the SWAP counter-parties.

             Securities available-for-sale included in Marketable securities, Capital construction and other restricted funds, and Long-term investments consisted of the following components:

                                                                                 Fair       Unrealized
                                                                                 Value         Gain
                Current:
                  1,200,000 common shares of Chiles Offshore
                    Corporation ("COC")                                         $ 6,000      $ 4,478
                  Miscellaneous Securities                                           21          -0-

                Long-term:
                  2,885,077 common shares of COC                                 14,446       10,459
                  12,500 B Capital shares of Sundal Collier & Co. a.s.              591          -0-

                CCF:
                  Cash equivalents                                                  115          -0-
                  Mutual funds - adjustable rate mortgages                        4,670          -0-
                  Preferred stocks                                                9,001          -0-

                Total                                                                         14,937
                Deferred taxes                                                                (5,228)
                Unrealized gain                                                              $ 9,709

             Excluded from the above schedule are 125,000 shares of Seacor Holdings, Inc., with a carrying value of $1,875,000, which are restricted from sale until February 1995, and in accordance with SFAS 115, are not included in securities available-for-sale.

             In 1992, OMI recognized a $13,094,000 loss provision as a charge against operations pertaining to the COC investment. The unrealized loss of $5,948,000, net of deferred taxes of $3,295,000, reflected in stockholders' equity in 1991, pertained to this investment.

NOTE 5--INCOME TAXES

             A summary of the components of the (benefit) provision for income taxes is as follows:

                                                                For the Years Ended December 31,
                                                                  1993       1992        1991
                Current provision                               $ 2,990    $ 7,122     $13,366
                Deferred tax benefit                             (4,720)   (14,040)     (3,759)
                Tax benefit for dividends on unallocated
                  ESOP shares                                                   40
                (Benefit) provision for income taxes            $(1,730)   $(6,878)    $ 9,607

             The (benefit) provision for income taxes varied from the statutory rates due to the following:

                                                                For the Years Ended December 31,
                                                                  1993        1992        1991
                Tax (benefit) provision at statutory rate       $ (3,341)   $ (6,140)   $ 13,619
                Equity in earnings of joint ventures
                  (other than Amazon) net of dividends
                  declared                                        (1,314)       (834)     (4,028)
                Amortization of ESOP loan                                                    374
                Effect of change in Federal tax rate               3,044
                Other                                               (119)         96        (358)
                (Benefit) provision for income taxes            $ (1,730)   $ (6,878)   $  9,607

             The components of deferred income taxes payable - net relate to the tax effects of temporary differences as follows:

                                                                             December 31,
                                                                          1993         1992
                Deferred tax liabilities:
                  Difference between book and tax basis in assets       $ 95,019     $ 99,106
                  Unrealized gain on investment                            5,228
                  Capital construction fund                                5,146        4,736
                  Previously excluded foreign income                       7,873        7,873
                  Undistributed earnings of Amazon                           382        1,022
                  ESOP                                                       680          900
                  Other                                                    2,302        4,076
                  Total deferred tax liabilities                         116,630      117,713
                Deferred tax assets:
                  Unrealized losses on investments                        (4,920)      (5,125)
                  Reserve for drydocking                                  (4,757)      (4,342)
                  Deferred foreign deficits                               (2,323)      (2,382)
                  Other                                                     (627)      (2,369)
                  Total deferred tax assets                              (12,627)     (14,218)

                Deferred income taxes payable--net                      $104,003     $103,495

             In 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". There was no cumulative effect on the Company's financial position or results of operations from this change. Prior year's financial statements had not been restated for deferred income taxes and benefits which had been provided in accordance with the provisions of FASB Statement No. 96.

             The Company has not provided deferred taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon.
             These earnings are considered by management to be permanently invested in the business. If the earnings were not considered permanently invested, approximately $10,347,000 of additional deferred tax liabilities would have been provided at December 31, 1993.

             On August 2, 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993, (the "Act"). The major component of the Act affecting OMI was the retroactive increase in the marginal corporate tax rate from 34 percent to 35 percent, increasing deferred taxes payable by $3,044,000 to comply with the provisions of the Act.


NOTE 6--TREASURY STOCK

             During 1992, OMI purchased 639,000 shares of the Company's common stock at an aggregate price of $2,658,000. In addition, 666,000 shares were added to treasury from the ESOP (see Note 7) and 1,291,000 shares were retired.


NOTE 7--EMPLOYEE STOCK OWNERSHIP PLAN

             In November 1987, OMI established an Employee Stock Ownership Plan ("ESOP"), effective January 1, 1987, for all eligible employees and approved a contribution of $400,000 toward the funding of the ESOP trust.

             In November 1987, the ESOP trust borrowed $9,600,000 from a bank, pursuant to a loan agreement guaranteed by OMI, which provided for 28 quarterly payments. OMI agreed to make annual contributions to the ESOP as necessary to repay the principal and interest on the ESOP's debt. The ESOP purchased 2,666,666 shares of common stock, at the same date, from OMI for $10,000,000.

             In February 1990, OMI expanded its 1987 ESOP Plan by purchasing 737,366 shares of OMI common stock for an aggregate purchase price of $7,558,000. OMI funded this purchase by amending the November 1987 loan agreement, providing for 24 quarterly installments at a rate of Prime plus .53 percent, with a final payment due November 1995.

             OMI's contribution to the ESOP had been used to make loan principal and interest payments. With each loan payment, a portion of the common stock had been released from the pledge to the bank and allocated annually to participating employees to the extent allowable by the Internal Revenue Code.

             On December 23, 1992, OMI repurchased 666,000 shares of OMI common stock from the ESOP trust at an aggregate cost of $6,825,000 and, correspondingly, reduced the receivable from ESOP by the same amount. During 1992, OMI reduced ESOP debt by scheduled payments of $1,141,000, and in July 1992 paid the remaining ESOP loan balance of $9,345,000.


NOTE 8--STOCK OPTION AND RESTRICTED STOCK PLANS

             The Incentive Stock Option Plan ("ISO") of 1984 provides for the granting of options to acquire up to 600,000 shares of the Company's common stock. Options under this Plan are exercisable at the rate of 33 1/3 percent a year, commencing one year from the date of grant and expiring ten years after the date of grant.

             The Non-Qualified Stock Option Plan of 1986 provides for the granting of up to 500,000 shares at a price not less than fair market value at the date of grant. Options are exercisable at the rate of 20 percent per year, commencing one year from the date of grant, and expiring ten years after the date of grant. Stock Appreciation Rights ("SARs") have been granted in tandem with all options under this plan. Such rights offer recipients the alternative of electing to cancel the related stock option, and to receive instead an amount in cash, stock or a combination of cash and stock equal to the difference between the option price and the market price of the Company's stock on the date at which the SAR is exercised.

             Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense is recorded for options based on the difference between market price on the day exercised and option prices. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Charges (benefits) to net income relating to SARs and/or options in 1993, 1992 and 1991 were $96,000, $(126,000) and $426,000, respectively.

             On June 12, 1990, the Board of Directors of OMI adopted, with shareholders' approval, the 1990 Equity Incentive Plan (the "1990 Plan"). The total number of shares of OMI common stock that may be optioned or issued as stock under this plan is 1,000,000 shares. The maximum number of issuable common stock is 300,000 shares, of which OMI awarded 15,000 shares and

             254,000 shares in 1991 and 1990, respectively, to eligible key employees under this Plan. On January 27, 1993 and December 18, 1990, OMI granted 131,000 and 606,000 options, respectively, that are not intended to qualify as incentive stock options which are exercisable at a rate of 33 1/3 percent per year commencing one year from the date of grant, and expiring ten years after the date of grant. Upon issuance of restricted common stock under the 1990 Plan, unearned compensation, equivalent to the market value at the date of grant, is charged to stockholders' equity and subsequently amortized over the life of the award.

             A summary of the changes in shares under option for all plans is as follows:

                                              Number of
                                               Options        Option Price
                Outstanding at
                  January 1, 1991             1,162,833    $2.8125 to 9.875
                  Exercised                    (137,154)    2.8125 to 4.6875
                  Cancelled                    (108,000)    4.6875 to 5.125
                Outstanding at
                  December 31, 1991             917,679     2.8125 to 9.875
                  Exercised                      (6,000)    5.125
                  Forfeited                      (4,267)    4.6875
                Outstanding at
                  December 31, 1992             907,412     2.8125 to 9.875
                  Granted                       131,000     4.50
                  Exercised                     (47,623)    2.8125 to 5.125
                  Forfeited                     (14,300)    5.125  to 9.875
                Outstanding at
                  December 31, 1993             976,489    $4.25   to 9.875


NOTE 9--RETIREMENT BENEFITS AND DEFERRED COMPENSATION

             In June 1993, the Company terminated its non-contributory defined benefit Pension Plan (the "Plan"). This termination resulted in a loss of $1,017,000, which the Company recognized in 1993. All participants of the Plan were fully vested as of the termination date. The settlement of the accumulated benefit obligation, through the purchase of annuity contracts for or lump-sum payments to participants by the Company, will be completed in 1994.

             In determining the actuarial present value of the projected benefit obligation as of December 31, 1993 and 1992, the weighted average discount used was 4.2 percent in 1993 (which approximates the rate expected to be used in settlement of these obligations in 1994) and 8.5 percent in 1992, and the rate of increase in future compensation expense was 5 percent in 1992.

             The expected long-term rate of return on Pension Plan assets was 8 percent in 1993 and 1992. Assets of the Plan primarily consist of Chase Domestic Liquidity Funds.


             The following table sets forth the Plan's funded status and amounts recognized by OMI at December 31:

                                                                          1993        1992
                Actuarial present value of accumulated benefit
                  obligation (vested: 1993--$2,908; 1992--$856)         $ 2,908     $ 1,128

                Projected benefit obligation                            $ 2,908     $ 1,365
                Fair value of Plan assets                                 1,399       1,019
                Projected benefit obligation in excess of Plan assets    (1,509)       (346)
                Unrecognized net loss                                       110         108
                Unrecognized prior service cost                             931        (357)
                Unrecognized transition asset                               (24)        (28)
                Adjustment to recognize minimum liability                (1,017)
                Accrued pension cost included in other liabilities      $(1,509)    $  (623)

                Net periodic pension cost includes the following
                  components:
                  Service cost-benefits earned during the year          $   136     $   274
                  Interest cost on projected benefit obligation             114          86
                  Actual return on Plan assets                              (38)        (32)
                  Amortization of transition asset                           (4)         (4)
                  Amortization of prior service cost                          7         (37)
                  Deferred asset loss                                       (57)        (35)
                  Net periodic pension cost                             $   158     $   252


             The terminated Plan has been replaced by a 401(k) Plan.
             Employees are eligible to receive their vested benefits from the old Plan in the form of cash, which may be rolled into the new Plan. The 401(k) Plan is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution Plan, which permits employees to make contributions up to two percent of their annual salaries. The
             Company matches 100 percent of the employee's contribution.
             Company contributions were $91,000 in 1993.

             In addition, certain domestic subsidiaries make contributions to union sponsored multi-employer pension plans covering seagoing personnel. Contributions to these plans amounted to approximately $961,000, $746,000 and $908,000 for 1993, 1992 and 1991, respectively. If these subsidiaries were to withdraw from the plans or the plans were to terminate, the subsidiaries would be liable for a portion of any unfunded
             Plan benefits that might exist.

             In December 1991, the Board of Directors adopted the OMI Corp.
             Key Employees Deferred Compensation Plan which enables key employees of the Company and its subsidiaries to defer the receipt of a portion of their compensation, including salary, bonus and income derived from restricted stock and stock options, until termination of employment or for a certain period of years. The Company has included $134,000 and $131,000 in other accrued liabilities, at the end of 1993 and 1992, respectively, to reflect its liability under this Plan.

NOTE 10--OPERATING LEASES

             Total rental expense, including contingent rentals, amounted to $40,350,000, $42,647,000 and $46,765,000 for the years ended December 31, 1993, 1992 and 1991, respectively.
             Principally, leases are for vessels and office space.

             The future minimum rental payments required, by year, under operating leases subsequent to December 31, 1993, are as follows:

                     1994                          $ 27,457
                     1995                            22,223
                     1996                            10,901
                     1997                            12,419
                     1998                            10,868
                     Thereafter                      66,535

                     Total                         $150,403

             Time charters to third parties of the Company's owned and leased vessels are accounted for as operating leases. Minimum future revenues, by year, to be received subsequent to December 31, 1993 on these time charters are as follows:

                     1994                          $ 76,873
                     1995                            51,595
                     1996                            16,996
                     1997                             6,887

                     Total                         $152,351<F1>

             <F1> Minimum future revenues for later years are not included above due to the charterers' options to continue the lease at such dates.

NOTE 11--ASSETS HELD FOR SALE

             In December 1992, OMI Petrolink Corp. ("Petrolink"), a subsidiary of the Company, entered into a contract to sell seven workboats for $7,500,000 for delivery in 1993.

             Petrolink received $3,750,000 in cash, notes receivable of $1,875,000 payable through March 31, 1996 and $1,875,000 in restricted stock of the purchaser. Gain on the sale was approximately $2,190,000.


NOTE 12--DISPOSAL OF ASSETS

             In 1992, the Company entered into a sale/leaseback transaction on a vessel. The Company received $11,500,000 in cash, of which $3,500,000 was used to pay the mortgage on the vessel, a $2,000,000 secured note receivable due December 31, 1995, and a six-year lease at the current market rate. The gain of approximately $2,001,000 is being amortized over the term of the lease.

             The net gain (loss) for the year ended December 31, on disposal of assets consists of the following:

                                                                          1993         1992
                Amortization of gain on sale                            $   334      $    52
                Gain (loss) on sale of vessels                            1,802       (1,322)
                Net loss on disposal of other assets                       (318)         (72)
                Net gain on sale of CCF investments                          77          196
                Loss on sale of joint venture interests                  (1,554)
                Gain on sale of marketable securities                     4,060

                Total                                                   $ 4,401      $(1,146)

             During 1991, OMI sold marketable securities and other assets with a cost of $7,319,000, resulting in a net gain of $105,000.

             In October 1993, the Company's vessel, OMI Charger, which was at anchor without cargo outside Galveston, Texas, suffered explosions which caused the deaths of three persons and resulted in the total loss of the vessel. No environmental damage occurred. The Company's insurance covered the loss of the vessel and its protection and indemnity coverage is expected to cover property and personal injury claims.

NOTE 13--FINANCIAL INFORMATION RELATING TO DOMESTIC AND FOREIGN
OPERATIONS

             Presented below is certain information relating to OMI's operations:

                                                             Years ended December 31,
                                                          1993         1992         1991
                Revenues:
                  Domestic                              $199,118     $196,804     $208,348
                  Foreign                                 71,361       68,725       76,410
                  Total                                 $270,479     $265,529     $284,758

                Operating income (loss):
                  Domestic                              $(12,276)    $ (2,419)    $ 23,308
                  Foreign                                 14,178       14,614       31,405
                  Total                                 $  1,902     $ 12,195     $ 54,713
                Identifiable assets:
                  Domestic                              $299,860     $271,172     $319,872
                  Foreign                                371,656      373,271      358,746
                  Total                                 $671,516     $644,443     $678,618
                Capital expenditures:
                  Domestic                              $ 15,199     $  5,920     $  9,986
                  Foreign                                 21,349       16,704          784
                  Total                                 $ 36,548     $ 22,624     $ 10,770
                Depreciation and amortization:
                  Domestic                              $ 20,258     $ 21,170     $ 21,514
                  Foreign                                 15,183       14,313       13,174
                  Total                                 $ 35,441     $ 35,483     $ 34,688

             Investments in and net receivables from foreign subsidiaries amounting to $395,988,000, $274,109,000 and $287,343,000 at
             December 31, 1993, 1992 and 1991, respectively, have been excluded from domestic assets as they have been eliminated in consolidation.

             Voyage revenues included income from major customers as follows:

                                                             Years ended December 31,
                                                          1993         1992         1991

                Federal Government Program,
                  PL480/416                             $47,261      $28,273      $29,079
                Military Sealift Command                    192       23,942       42,061

                        Total                           $47,453      $52,215      $71,140

NOTE 14--COMMITMENTS AND CONTINGENCIES

             OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, after review with counsel, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

             In September 1988, the Board of Directors adopted a Separation Allowance Program providing for severance benefits to all non-union employees other than non-resident aliens, leased employees, directors who are not employees of the Company or employees with individual severance plans in the event there is a change of control in OMI and such employees are thereafter terminated without cause or transferred or their position is significantly changed. Severance benefits include a lump-sum payment equal to the employee's average monthly wages immediately prior to the date of termination times the lesser of 24 or one for each year of full-time employment by the Company (but not less than six).

             The Company has employment agreements with five key officers. Each of the employment agreements provide that if the employee is terminated without cause, voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, dies or is disabled, such employee will continue to receive base salary (plus a portion of his incentive bonus for the year in which termination occurs) and other benefits until December 31, 1994 or twelve months from the date of termination, whichever is later. In addition, if any such employee is terminated without cause (other than for reasons of disability) within three years of a Change of Control (as defined in the Company's Separation Allowance Program), the Company will pay such employee an amount equal to three times the sum of his then current base salary and his maximum incentive bonus. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $1,328,000 at December 31, 1993. The maximum contingent liability for salary and incentive compensation in the event of a change in control is approximately $3,574,000 at December 31, 1993. The Company is in the process of revising its employment agreements and contracts with additional key employees.

             OMI has committed, with a joint venture partner, to construct a vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

             OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $102,869,000 at December 31, 1993 with OMI's share of such guarantees being approximately $49,594,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

             The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1993, no such deficiencies have been funded.


NOTE 15--SUBSEQUENT EVENT

             On January 28, 1994, a vessel built in Japan for a joint venture was delivered for an aggregate purchase price of $38,479,000.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of OMI Corp.:


We have audited the accompanying consolidated balance sheets of OMI Corp. and its subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche
New York, New York

February 18, 1994

ITEM 8.         SUPPLEMENTARY DATA
                QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands,                            1993 QUARTER ENDED                        1992 QUARTER ENDED
except per share amounts)   March 31   June 30   Sept. 30     Dec. 31   March 31   June 30   Sept. 30   Dec. 31

Revenues                    $67,838    $68,046   $69,099      $65,496   $69,447    $64,225   $ 64,473   $67,384

Operating income (loss)       2,649        392     1,075       (2,214)    8,258      3,837     (3,192)    3,292

Net income (loss)           $ 1,604    $  (519)  $(1,897)<F2> $(7,935)  $ 2,865    $ 2,549   $(11,970)  $(4,868)

Net income (loss) per
  common share<F1>          $  0.05    $ (0.02)  $ (0.06)<F2> $ (0.26)  $  0.09    $  0.08   $  (0.38)  $ (0.16)

Weighted average number of
  shares of common stock
  outstanding                30,568     30,579    30,601       30,603    31,845     31,762     31,742    31,273


<F1>   Earnings per share are based on stand-alone quarters.

<F2>   Includes a charge of $3,044,000 to increase deferred taxes payable from a marginal tax rate of 34 percent to 35 percent, to comply with provisions of the Omnibus Budget Reconciliation Act of 1993.

ITEM 8.         FINANCIAL SCHEDULES

OMI CORP. AND SUBSIDIARIES                                    SCHEDULE II
AMOUNTS RECEIVABLE FROM RELATED PARTIES
AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
(OTHER THAN RELATED PARTIES)
DECEMBER 31, 1993
(IN THOUSANDS)

                            Balance at                          Balance at
                            Beginning                               End
Affiliate                   of Year      Additions   Deletions    of Year

Amazon Transport, Inc.      $   4,655    $    -0-    $  4,655    $    -0-

Wilomi, Inc.                    2,500         -0-       2,500         -0-

White Sea Holdings Ltd.         6,620         -0-       6,620<F1>     -0-

Total                       $  13,775    $    -0-    $ 13,775    $    -0-


[FN]
<F1>  The Company received $5,734 from White Sea Holdings, Inc. during 1993 and the remaining balance was recorded as a capital contribution.

                                                             SCHEDULE III

                                    OMI CORP.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)
                                                                1993        1992        1991
Revenues:
  Voyage revenues                                             $ 10,462    $  7,532    $  7,360
  Other income                                                   5,425       5,189       5,537

     Total revenues                                             15,887      12,721      12,897

Operating Expenses:
  Vessel and voyage                                             14,275       9,705       4,556
  Depreciation and amortization                                  1,706       1,320       1,213
  General and administrative                                    13,731      14,903      17,498

     Total operating expenses                                   29,712      25,928      23,267

Operating loss                                                 (13,825)    (13,207)    (10,370)

Other Income (Expense):
  Loss on disposal of investments                                 (411)        (27)
  Interest expense                                              (5,149)     (2,319)     (2,673)
  Interest income                                                  392         424         447
  Minority interest in income of subsidiary                       (649)       (244)       (572)

     Net other expense                                          (5,817)     (2,166)     (2,798)

Loss before income taxes and equity in
  operations of joint ventures                                 (19,642)    (15,373)    (13,168)
(Benefit) provision for income taxes                            (1,730)     (6,878)      9,607
Loss before equity in operations of subsidiaries               (17,912)     (8,495)    (22,775)
Equity in operations of subsidiaries                             9,165      (2,929)     52,651

     Net (loss) income                                          (8,747)    (11,424)     29,876

Retained Earnings, Beginning of Year                            73,243      89,011      63,608

Less: Dividends on common stock                                              4,384       4,473
Add: Tax benefit for dividends on
       unallocated ESOP shares                                                  40

Retained Earnings, End of Year                                $ 64,496    $ 73,243    $ 89,011


                              See notes to condensed financial statements.

                                    OMI CORP.                                           SCHEDULE III
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)
                                                                            LIABILITIES AND
             ASSETS                  1993        1992                       STOCKHOLDERS' EQUITY               1993        1992
Current Assets:                                              Current Liabilities:
                                                               Notes payable to banks (Note 3)                           $  7,000
  Cash and cash equivalents        $ 26,438    $    308        Accounts payable                              $     84         196
  Marketable securities                  21          55        Accrued liabilities:
  Prepaid expenses and other                                     Vessel and voyage                                649         244
   current assets                     4,274       8,017          Interest                                       2,894          50
  Assets held for sale, net                       2,429          Taxes                                                      2,329
                                                                 Other                                          2,142       3,580
     Total Current Assets            30,733      10,809        Current portion of long-term debt (Note 2)       2,350      10,202

Capital Construction Fund and                                     Total Current Liabilities                     8,119      23,601
  Other Restricted Funds              3,673       2,426
                                                             Advance Time Charters and Other
                                                               Liabilities                                        438         292
Investment in (at equity) and                                Long-Term Debt (Note 2)                          183,531      15,027
  Net Advances to Subsidiaries      464,030     343,919      Deferred Taxes                                   104,003     103,495
                                                             Minority interest in subsidiary                    2,737       2,088

Vessels and Other Property:                                  Stockholders' Equity:
  Vessels                             8,462                    Common stock                                    15,307      15,284
  Other property                      6,521       6,116        Capital surplus                                128,900     128,705
  Total Vessels and Other                                      Retained earnings                               64,496      73,243
    Property                         14,983       6,116        Cumulative translation
  Less accumulated depreciation       3,413       2,276          adjustment - net                               4,912       4,912
                                                               Receivable from emplyee stock
     Total Vessels and Other                                     ownership trust                               (2,159)     (2,520)
       Property-net                  11,570       3,840        Unearned compensation-restricted
                                                                 stock                                         (1,057)     (1,152)
                                                               Unrealized gain on investments,
Other Assets and Deferred Charges     8,848       1,900          net of deferred tax of $5,228                  9,709
                                                               Treasury stock                                     (82)        (81)

                                                                  Total Stockholders' Equity                  220,026     218,391

Total                              $518,854    $362,894      Total                                           $518,854    $362,894


                      See notes to condensed financial statements.

                                                                  SCHEDULE III

                                      OMI CORP.
                          CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (IN THOUSANDS)
                                                                 1993         1992         1991
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                             $  (8,747)   $ (11,424)   $  29,876
Adjustments to reconcile net (loss) income
  to net cash provided (used) by operating
  activities:
  Depreciation and amortization                                   1,706        1,320        1,213
  Decrease in deferred income taxes                              (4,720)     (14,040)      (3,759)
  Amortization of unearned compensation                             456          148          212
  Loss on disposal of investments                                   411           27
  Equity in operations of subsidiaries                           (9,165)       3,173      (52,385)
Changes in assets and liabilities - net                          25,686       24,963       43,122

NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,627        4,167       18,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of vessel                                      1,480
Additions to vessels and other property                          (8,852)        (699)      (1,065)
Sale of marketable securities and Capital
  Construction and other restricted funds                            12          134        2,890
Contribution to Capital Construction and other
  restricted funds                                                 (166)
Contributions to subsidiaries                                  (123,700)      (5,950)

NET CASH FLOWS (USED) PROVIDED BY
  INVESTING ACTIVITIES                                         (131,226)      (6,515)       1,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                          218           29          539
Cash proceeds from issuance of long-term debt                   230,653       24,290
Payments on long-term debt (including ESOP)                     (77,001)     (14,756)     (14,497)
Purchase of treasury stock                                           (1)      (2,658)      (2,303)
Dividends paid                                                   (2,140)      (4,480)      (3,837)

NET CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES                                                    151,729        2,425      (20,098)

NET INCREASE IN CASH AND CASH EQUIVALENTS                        26,130           77            6

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      308          231          225

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  26,438    $     308    $     231

                         See notes to condensed financial statements.

                                                          SCHEDULE III
                               OMI CORP.
                NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements, hereto reflect OMI Corp. ("OMI") parent only, balance sheets, statements of operations and statements of cash flows. All domestic and foreign subsidiaries which are more than 20% owned and investments in joint ventures are accounted for by the equity method.

     See Notes to Consolidated Financial Statements on pages 35 through 53 of OMI's 1993 Form 10K.

     Certain reclassifications have been made to the 1992 financial statements to conform to the 1993 presentations.

2.   Long-Term Debt

     Long-term debt as of December 31, 1993 and 1992 consisted of the following:

                                                                       1993         1992
                                                                    (dollars in thousands)
          10.25% unsecured Senior Notes due 11/01/03                $170,000
          Mortgage note at a variable rate above
            floating prime or London Interbank Offering
            Rate ("LIBOR") in varying installments
              to 1998<F1>                                              7,000
          Promissory unsecured notes payable to an affiliate
            at 6.3% and 6.5% to 1996                                   8,881     $ 15,791
          Term loans at variable rates in varying
            installments to 1994<F2>                                                9,438
          Total                                                      185,881       25,229
          Less current portion                                         2,350       10,202
          Long-term debt                                            $183,531     $ 15,027

          <F1> Rates at December 31, 1993 ranged from 4.5625 percent to 4.8125 percent.

          <F2> Rates at December 31, 1992 ranged from 4.67 percent to 4.69 percent.

     In November 1993, the Company issued $170,000,000 in unsecured Senior Notes due November 1, 2003. The notes are not redeemable prior to November 1, 1998; thereafter, the notes are redeemable at the option of the Company at a premium until November 1, 2000 when the notes will be redeemable at face value, plus accrued interest.

3.   Lines of Credit

     At December 31, 1992, the Company had $7,000,000 in short-term notes payable to banks representing borrowings against lines of credit established with a bank.

     At December 31, 1993, the Company had available and unused $35,500,000 in four lines of credit at variable rates, based on LIBOR.

OMI CORP. AND SUBSIDIARIES                                                              SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT
DECEMBER 31, 1993, 1992 AND 1991
(IN THOUSANDS)

                           Balance at                                 Other             Balance at
                           Beginning    Additions   Retirements      Changes              End of
Classification              of Year      at Cost      or Sale      Add (Deduct)            Year

1993
Leasehold Improvements     $   2,358                                                     $   2,358
Machinery and Equipment        5,132    $     657    $     134      $     (91)<F1>           5,564
Vessels                      741,210       36,006       45,415         22,018<F1><F2><F3>  753,819

                           $ 748,700    $  36,663    $  45,549      $  21,927            $ 761,741

1992
Leasehold Improvements     $   2,143    $     332    $     113      $      (4)<F4>       $   2,358
Machinery and Equipment        4,584          796          160            (88)<F1><F4>       5,132
Vessels                      765,709       19,064       20,949        (22,614)<F1><F2>     741,210

                           $ 772,436    $  20,192    $  21,222      $ (22,706)           $ 748,700

1991
Leasehold Improvements     $   3,057    $     123                   $  (1,037)<F5>       $   2,143
Machinery and Equipment        4,120          711    $     232            (15)<F6>           4,584
Vessels                      755,170       12,613                      (2,074)<F5><F6>     765,709

                           $ 762,347    $  13,447    $     232      $  (3,126)           $ 772,436

<F1>  Reclassification between machinery and equipment and vessels.
<F2>  Reclassification with Assets held for sale.
<F3>  Decrease resulted from write-off of tank coating on a vessel.
<F4>  Reclassification between leasehold improvements and machinery and equipment.
<F5>  Reclassification of improvements to a leased vessel now being added to cost of vessel.
<F6>  Decrease due to write-off of assets which were fully amortized/depreciated.

OMI CORP. AND SUBSIDIARIES                                                             SCHEDULE VI
ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 1993, 1992 AND 1991
(IN THOUSANDS)

                           Balance at                                 Other             Balance at
                           Beginning    Additions   Retirements      Changes              End of
Classification              of Year      at Cost      or Sale      Add (Deduct)            Year

1993
Leasehold Improvements     $   1,356    $     328                                       $   1,684
Machinery and Equipment        2,174          523    $      78                              2,619
Vessels                      286,606       33,889       31,345      $  14,605<F1><F2>     303,755

                           $ 290,136    $  34,740    $  31,423      $  14,605           $ 308,058

1992
Leasehold Improvements     $   1,080    $     316    $      39      $      (1)<F3>      $   1,356
Machinery and Equipment        1,777          566          161             (8)<F3><F4>      2,174
Vessels                      270,569       33,818        2,893        (14,888)<F1><F4>    286,606

                           $ 273,426    $  34,700    $   3,093      $ (14,987)          $ 290,136

1991
Leasehold Improvements     $     821    $     259                                       $   1,080
Machinery and Equipment        1,642          346    $     196      $     (15)<F5>          1,777
Vessels                      240,579       33,399                      (3,409)<F5>        270,569

                           $ 243,042    $  34,004    $     196      $  (3,424)          $ 273,426

<F1>  Amount includes reclassification from assets held for sale.
<F2>  Amount includes reduction due to write-off of tank coating on a vessel.
<F3>  Reclassification between leasehold improvements and machinery and equipment.
<F4>  Reclassification between machinery and equipment and vessels.
<F5>  Decrease represents write-off of fully amortized/depreciated assets.

                                                  SCHEDULE X


OMI CORP. AND SUBSIDIARIES
SUPPLEMENTAL INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(IN THOUSANDS)


CHARGED TO EXPENSE:

          Item               1993        1992        1991

Maintenance & Repair       $21,410     $14,010     $16,962

WILOMI, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND 1992

                                           NOTES       1993        1992

ASSETS

CURRENT ASSETS:
  Cash (including cash equivalents of
    $2,400,000 in 1993 and $1,500,000
    in 1992)                                 2    $  7,013,960  $  3,342,896
  Advances to masters                                   89,026        63,823
  Accounts receivable                                  925,328     1,032,323
  Other receivables                                    352,930       704,988
  Notes due from affiliate                   4       2,755,102     2,500,000
  Prepaid expenses                                     922,827       972,533

          Total current assets                      12,059,173     8,616,563


RECEIVABLES FROM AFFILIATES                  4         225,192


VESSELS (net of accumulated depreciation
  of $10,069,152 in 1993 and
  $5,259,704 in 1992)                       2,3    120,682,447   125,438,232


NOTES DUE FROM AFFILIATES                    4      16,409,898    19,165,000


OTHER ASSETS                                         1,098,586       763,753


TOTAL ASSETS                                      $150,475,296  $153,983,548



See notes to consolidated financial statements.

                                           NOTES       1993        1992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    408,002  $    339,083
  Accrued expenses                                   2,261,056     1,225,868
  Accrued interest payable                           1,562,057     1,339,786
  Due to affiliate                           4                     2,500,000
  Current portion of long-term debt                  6,064,000     5,887,000

          Total current liabilities                 10,295,115    11,291,737

PAYABLES TO AFFILIATES                       4                     2,168,126

ADVANCE TIME CHARTER REVENUES AND
  OTHER LIABILITIES                                    500,656       458,029

LONG-TERM DEBT                               5      90,283,000    96,347,000

STOCKHOLDERS' EQUITY:
  Common stock - $1.00 par value;
    10,000 shares authorized and outstanding            10,000        10,000
  Capital surplus                                    1,080,577     1,080,577
  Retained earnings                                 48,305,948    42,628,079

          Total stockholders' equity                49,396,525    43,718,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $150,475,296  $153,983,548

WILOMI, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991



                                    NOTES     1993         1992         1991

VOYAGE REVENUES                       2    $23,831,942  $17,159,445  $10,234,828

OPERATING EXPENSES:
  Vessel and voyage                          9,426,685    7,845,194    2,387,272
  Depreciation                               4,809,448    3,314,786    1,111,536
  General and administrative                   504,191      323,817      209,827

          Total operating expenses          14,740,324   11,483,797    3,708,635


INCOME FROM OPERATIONS                       9,091,618    5,675,648    6,526,193

GAIN ON SALE OF VESSEL                3                   9,848,317   12,050,416

INCOME BEFORE INTEREST EXPENSE               9,091,618   15,523,965   18,576,609

INTEREST EXPENSE:                     3
  Interest expense                           4,827,706    4,126,453    2,702,563
  Interest income                           (1,413,957)  (1,248,308)    (129,630)

          Net interest expense               3,413,749    2,878,145    2,572,933


NET INCOME                                   5,677,869   12,645,820   16,003,676

RETAINED EARNINGS, BEGINNING OF YEAR        42,628,079   36,084,300   20,080,624

DIVIDEND DECLARED                     4                   6,102,041

RETAINED EARNINGS, END OF YEAR             $48,305,948  $42,628,079  $36,084,300



See notes to consolidated financial statements.

WILOMI, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                                                1993          1992          1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 5,677,869   $12,645,820   $16,003,676
  Adjustments to reconcile net income to net
    cash flows provided (used) by operating activities:
    Depreciation                                               4,809,448     3,314,786     1,111,536
    Gain on sale of vessel                                                  (9,848,317)  (12,050,416)
  Changes in assets and liabilities:
    Decrease (increase) in receivables
      and advances to masters                                    433,850    (1,618,586)     (164,564)
    Decrease (increase) in prepaid expenses                       49,706      (791,861)      (17,838)
    Increase (decrease) in accounts payable
      and other current liabilities                            1,326,378     1,807,646      (125,770)
    Other assets and liabilities - net                        (2,685,524)      839,912      (395,699)

          Net cash flows provided (used)
            by operating activities                            9,611,727     6,349,400    (4,360,925)

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
    Additions to vessels under construction                                              (13,930,243)
    Additions to vessels                                         (53,663)  (97,349,609)  (18,636,180)
    Proceeds from sale of vessel                                            47,530,000    48,908,457
    Proceeds on notes due from affiliates                      2,500,000
    Payments on notes due from affiliates                                  (19,165,000)   (5,500,000)

          Net cash flows provided (used)
            by investing activities                            2,446,337   (68,984,609)   10,842,034

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
  Cash proceeds from issuance of
    long-term debt                                                         123,857,500    17,415,500
  Payment on long-term debt                                   (5,887,000)  (57,468,568)  (29,499,224)
  Payments on notes to affiliates                                                        (15,060,452)
  Proceeds from issuance of notes to affiliates                                           11,520,000
  Dividends paid                                              (2,500,000)   (1,000,000)

          Net cash flows (used) provided
            by financing activities                           (8,387,000)   65,388,932   (15,624,176)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,671,064     2,753,723      (421,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   3,342,896       589,173     1,010,390

CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 7,013,960   $ 3,342,896   $   589,173

See notes to consolidated financial statements.

WILOMI, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1.   COMPANY

     Wilomi, Inc. and subsidiaries (the "Company" or "Wilomi") are jointly-owned by Universal Bulk Carriers, Inc. ("UBC"), a wholly-owned subsidiary of OMI Corp. ("OMI"), and K/S Wilhelmsen Transport and Trading A/S ("Wilhelmsen") with interests of 49 and 51 percent respectively. On August 9, 1992, OMI transferred its 49 percent investment in Wilomi to its wholly-owned subsidiary, UBC. The joint venture, incorporated on May 15, 1987, owns and operates commercial vessels.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include all subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     OPERATING REVENUES AND EXPENSES - Voyage revenues and expenses are recognized on the percentage-of-completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses on voyages are provided in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period.

     VESSELS AND VESSELS UNDER CONSTRUCTION - Vessels are recorded at cost; including interest on funds borrowed to finance the construction of new vessels. Interest of $594,893 and $2,088,081 was capitalized during the years ended December 31, 1992 and 1991, respectively.

     Depreciation is provided on the straight-line method based on the estimated useful lives of the vessels, up to the vessel's estimated salvage value. Salvage value is based upon the vessel's light weight tonnage, multiplied by a scrap rate.

     The Company periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using undiscounted cash flow over the remaining life of each vessel.

     FEDERAL INCOME TAXES - No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     CASH FLOWS - Cash equivalents represent liquid investments that equal fair market value and mature within 90 days. During the years ended December 31, 1993, 1992 and 1991, the Company paid interest of $4,605,435, $4,097,261 and $5,178,645, respectively. The
     Company paid no taxes in 1993, 1992 or 1991.

3.   VESSELS AND VESSELS UNDER CONSTRUCTION

     In November 1993, the Company entered into an agreement to construct a new vessel at an approximate cost of $54,000,000. The vessel is expected to be delivered in 1996.

     During 1992, the Company took delivery of three vessels which had been under construction in 1991. One vessel, with total costs of $37,681,683, was sold in April, 1992 at a gain of $9,848,317.

     In July 1991, a vessel with total construction costs of $36,858,043 was delivered to the Company. This vessel was sold in September 1991 for a gain of $12,050,416.


4.   RELATED PARTY TRANSACTIONS

     OMI acted as technical and commercial manager for two vessels owned during 1993 and three vessels owned during 1992 and 1991.

     Management fees to OMI relating to years ended December 31, 1993, 1992 and 1991 were $288,000, $255,827 and $277,034, respectively.

     Wilhelmsen acted as manager for one vessel owned during 1993. Management fees to Wilhelmsen for the year ended December 31, 1993 were $144,000.

     The Company declared dividends of $5,102,041 and $1,000,000 in 1992.

     Notes due from affiliates in 1993 of $19,165,000 bear interest at 6.5 percent. During 1992, notes due from affiliates of $19,165,000 and $2,500,000 accrued interest at 6.5 percent and 6.3 percent, respectively. In 1992, the Company forgave $2,602,041 of the note due from Wilhelmsen in lieu of payment of the dividend. Notes due from affiliates of $5,500,000 in 1991 bear interest at 6.3 percent. Interest income on these notes amounted to $1,263,000, $836,000 and $25,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     In accordance with an agreement between UBC and Wilhelmsen, UBC is entitled to receive $1,000,000 upon delivery of each vessel that was contracted for or under construction at the time the joint venture was formed. In 1992, Wilomi took delivery on a new building subject to this agreement. Accordingly, Wilomi paid a dividend of $1,000,000 to UBC in 1992.

5.   LONG-TERM DEBT

     Long term debt at December 31, 1993 and 1992 consisted of the following:

                                                               1993         1992

            Mortgage notes on vessels; at variable
              rates above LIBOR, payable semi-
              annually to 2002<F1>                        $ 96,347,000   $102,234,000

            Less - current portion                           6,064,000      5,887,000

            Long-term debt                                $ 90,283,000   $ 96,347,000

     <F1>  Rates at December 31, 1993 ranged from 4.625 percent to 4.75 percent.

     The maturities of the mortgage notes payable, for each of the five years following December 31, 1993, are as follows:

                   1994                          $  6,064,000
                   1995                             6,446,000
                   1996                             6,654,000
                   1997                             6,879,000
                   1998                             7,122,000
                   Thereafter                      63,182,000

                   Total                         $ 96,347,000


     At December 31, 1993, the Company had available $10,000,000 in a short-term line of credit with a bank at a variable rate based on LIBOR.

     The fair market value of long-term debt at December 31, 1993 is equal to its carrying value.

     During 1992, credit line draw-downs on two vessels which were under construction during 1991 were refinanced with bank loans totaling $83,960,000. Additionally, a mortgage note on a vessel was refinanced in the amount of $19,300,000.


6.   COMMITMENTS AND CONTINGENCIES

     The Company acts as a guarantor on debt incurred by an affiliated company. Such debt was $4,000,000 at December 31, 1993.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Wilomi, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wilomi, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.





Deloitte & Touche
New York, New York

February 18, 1994

AMAZON TRANSPORT, INC.


BALANCE SHEETS
DECEMBER 31, 1993 and 1992

                                        NOTES        1993           1992
ASSETS

CURRENT ASSETS:                           2
  Cash and cash equivalents                       $ 7,873,324    $11,155,370
  Advances to masters                                  31,971        137,417
  Receivables:
    Traffic                                           530,721
    Other                                             107,258        331,606
  Prepaid expenses and other current
    assets                                            497,579        279,184

          Total current assets                      9,040,853     11,903,577

VESSEL AT COST:                           2
  Vessel                                           21,394,270     21,272,767
  Less accumulated depreciation                     4,906,994      4,293,358
          Vessel - net                             16,487,276     16,979,409

RECEIVABLE FROM AFFILIATE                 3                        4,410,000

OTHER ASSETS                                            5,866         73,712

TOTAL ASSETS                                      $25,533,995    $33,366,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - Accounts payable
  and accrued liabilities                         $ 2,113,435    $   833,033

PAYABLE TO AFFILIATES                     3            14,707      4,695,025

ADVANCED TIME CHARTER REVENUE                                        511,897

STOCKHOLDERS' EQUITY:
  Common stock - $5.00 par value;
    authorized 5,000 shares,
    outstanding 180 shares                                900            900
  Capital surplus                                  21,194,085     21,194,085
  Retained earnings                                 2,210,868      6,131,758

          Total stockholders' equity               23,405,853     27,326,743

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                          $25,533,995    $33,366,698

See notes to financial statements.

AMAZON TRANSPORT, INC.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                             NOTES         1993          1992          1991

VOYAGE REVENUES                                2        $11,301,039   $11,425,394   $11,147,205

OPERATING EXPENSES:
  Vessel and voyage                            2          5,608,645     3,022,774     2,776,319
  Depreciation                                 2            613,636       604,741       596,799
  General and administrative                                220,006       216,154       223,094

          Total operating expenses                        6,442,287     3,843,669     3,596,212

INCOME BEFORE OTHER INCOME                                4,858,752     7,581,725     7,550,993

OTHER INCOME:

  Interest income                                           219,792       674,448       528,285
  Miscellaneous income                                          566        61,007

          Total other income                                220,358       735,455       528,285

NET INCOME                                                5,079,110     8,317,180     8,079,278

RETAINED EARNINGS, BEGINNING OF YEAR                      6,131,758     7,314,578    11,235,300

DIVIDENDS DECLARED                             4         (9,000,000)   (9,500,000)  (12,000,000)

RETAINED EARNINGS, END OF YEAR                          $ 2,210,868   $ 6,131,758   $ 7,314,578


See notes to financial statements.

AMAZON TRANSPORT, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                    1993          1992          1991

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 5,079,110   $ 8,317,180   $ 8,079,278
  Adjustments to reconcile net income
    to net cash flows provided
    by operating activities:
    Depreciation                                                    613,636       604,741       596,799
  Change in assets and liabilities:
    Increase in receivables and
      advances to masters                                          (200,927)       (1,337)     (322,167)
    (Increase) decrease in prepaid
      expenses and other current assets                            (218,395)    1,277,248    (1,285,089)
    Decrease (increase) in receivable
      from affiliate                                                            1,097,268    (1,097,268)
    Decrease (increase) in other assets                              67,846       (73,712)       20,088
    Increase (decrease) in accounts payable
      and accrued liabilities                                     1,280,402        86,853      (116,937)
    (Decrease) in payable to affiliates                             (25,318)     (190,930)       (9,727)
    (Decrease) increase in advanced time charter
      revenue and other liabilities                                (511,897)     (523,263)    1,035,160

NET CASH PROVIDED BY OPERATING ACTIVITIES                         6,084,457    10,594,048     6,900,137

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessel                                              (121,503)     (133,845)     (112,606)
  Loans to affiliates                                                          (9,000,000)
  Proceeds received from affiliate                                4,410,000

CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      4,288,497    (9,133,845)     (112,606)

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Dividends paid                                                (13,655,000)      (55,557)  (12,000,000)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               (3,282,046)    1,404,646    (5,212,469)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              11,155,370     9,750,724    14,963,193

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $ 7,873,324   $11,155,370   $ 9,750,724

See notes to financial statements.

AMAZON TRANSPORT, INC.


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


1.   ORGANIZATION

     Amazon Transport, Inc. (the "Company" or "Amazon") is jointly owned by Universal Bulk Carriers, Inc. ("UBC"), a wholly-owned subsidiary of OMI Corp. ("OMI"), and Bergesen d.y. A/S ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owned and operated one vessel, the Settebello, for all periods presented.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operating Revenues and Expenses - Voyage revenues and expenses are recognized on the percentage-of-completion method of accounting. Estimated losses are provided in full at the time such losses become evident.

     Vessel - The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated useful life of the vessel up to the estimated salvage value. Salvage value is based upon the scrap value of the vessel's light weight tonnage.

     The Company periodically reviews the book value of its vessel and its ability to recover the remaining book value of the vessel using undiscounted cash flows over the remaining life of the vessel.


     Federal Income Taxes - No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code.
     Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows - Cash equivalents represent liquid investments which mature within 90 days. The Company paid no interest or taxes in 1993, 1992 and 1991.


3.   RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with OMI and Bergesen, who act as technical and commercial managers of the Settebello. The Company paid OMI and Bergesen management fees of $200,000 for each of the years ended December 31, 1993, 1992, and 1991.

     The following table summarizes balances receivable from or due to affiliated companies at December 31:

                                             1993             1992
          Receivable from affiliate:
            OMI                                            $4,410,000

          Payable to affiliates:
            OMI                           $   14,646       $   29,281
            UBC                                   61        4,657,572
            Bergesen                                            8,172

                                          $   14,707       $4,695,025


     During 1992, the Company issued 6.5 percent notes in the amounts of $4,410,000 and $4,590,000 to OMI and Bergesen, respectively. Interest earned on these notes aggregated $391,068. On December 31, 1992, the Company forgave the $4,590,000 note due from Bergesen and $199,443 of related interest in lieu of payment of a portion of the dividend.
     (See Note 4).


4.   DIVIDENDS

     During 1993, the Company declared and paid a $9,000,000 dividend. The Company also paid $4,655,000 of 1992 dividends during the year.

     During 1992, the Company declared dividends of $9,500,000 of which $55,557 was paid.

     During 1991, the Company paid dividends of $12,000,000 to UBC and Bergesen.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Amazon Transport, Inc.:


We have audited the accompanying balance sheets of Amazon Transport, Inc.
as of December 31, 1993 and 1992 and the related statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.





Deloitte & Touche
New York, New York

February 18, 1994

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


None.
                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI

Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's 1994 Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

                             PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, REPORTS ON FORM
         8-K AND FINANCIAL STATEMENTS OF AFFILIATES

(a)  Financial Statements and Financial Statement Schedules

     1. Financial Statements:

           OMI Corp. and Subsidiaries Consolidated Statements of
           Operations for the three years ended December 31, 1993.

           OMI Corp and Subsidiaries Consolidated Balance Sheets at December 31, 1993 and 1992.

           OMI Corp. and Subsidiaries Consolidated Statements of Cash Flows for the three years ended December 31, 1993.

           OMI Corp. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1993.

           OMI Corp. and Subsidiaries Notes to Consolidated Financial Statements for the three years ended December 31, 1993.

           OMI Corp. and Subsidiaries Quarterly Results of Operations for 1993 and 1992.

     2. Financial Statement Schedules:

           II -- OMI Corp. and Subsidiaries Amounts Receivable from Related Parties and Underwriters, Promotors and Employees (Other than Related Parties) at December 31, 1993.

           III -- OMI Corp. (Parent only) Condensed financial information as to financial position as of December 31, 1993 and 1992, and statements of cash flows and results of operations for the years ended December 31, 1993, 1992 and 1991.

           V -- OMI Corp. and Subsidiaries Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

           VI -- OMI Corp. and Subsidiaries Accumulated Depreciation and Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

           X   -- OMI Corp. and Subsidiaries Supplementary Income Statement
           Information for the years ended December 31, 1993, 1992 and 1991.

     3.  Exhibits

Number Incorporated by Reference to                     Description of Exhibit
 3.1   Exhibit 3.1 to 1990 Form 10-K Report             Certificate of Incorporation as amended and restated.
       of the Company (No. 2-87930)

 3.2   Exhibit 3.2 to 1990 Form 10-K Report             By-laws as amended.
       of the Company (No. 2-87930)

 4.1   Exhibit 4.1 to 1989 Form 10-K Report             Form of Common Stock Certificate (Domestic).
       of the Company (No. 2-87930)

 4.2   Exhibit 4.2 to 1989 Form 10-K Report             Form of Common Stock Certificate (Foreign).
       of the Company (No. 2-87930)

10.1   Exhibit 10.1 to Registration Statement           Tax Sharing Agreement between Ogden Corporation and the Company.
       on Form S-1 (No. 33-7341)

10.2   Exhibit 10(d) to 1983 Form 10-K Report           OMI Incentive Stock Option Plan.<F1>
       of the Company (No. 2-87930)

10.3   Exhibit 10.11 to Registration Statement          OMI Supplementary Deferred Benefit Plan, as amended.
       on Form S-1 (No. 33-7341)

10.4   Exhibit 10.9 to Registration Statement           OMI Non-Qualified Stock Option Plan.
       on Form S-1 (No. 33-7341)

10.5   Exhibit 10.14(a) to Registration                 Severance Agreement dated as of August 9, 1984 between
       Statement on Form S-1 (No. 33-7341)              Michael Klebanoff and the Company.<F1>

10.6(a)Exhibit 10.9(a) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No. 2-87930)                     Jack Goldstein and the Company.<F1>

10.6(b)Exhibit 10.9(b) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No. 2-87930)                     George W. Vlandis and the Company.<F1>

10.6(c)Exhibit 10.9(c) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No.2-87930)                      Peter P. Long and the Company.<F1>

10.6(d)Exhibit 10.9(d) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No.2-87930)                      Chaim Barash and the Company.<F1>

10.6(e)Exhibit 10.9(e) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No. 2-87930)                     Vincent J. de Sostoa and the Company.<F1>

10.6(f)Exhibit 10.9(f) to 1989 Form 10-K Report         Employment Agreement dated as of December 31, 1989 between
       of the Company (No. 2-87930)                     Fredric London and the Company.<F1>

10.7  Exhibit 10.15 to 1987 Form 10-K Report            Swap Agreement dated as of July 1, 1987 among General Electric
      of the Company (No. 2-87930)                      Credit Corporation, The Bank of New York, OMI Clover Transport, Inc.
                                                        and OMI Hudson Transport, Inc.

10.8  Exhibit 10.16 to 1987 Form 10-K Report            Bareboat Charter Party dated August 12, 1987 between OMI Clover
      of the Company (No. 2-87930)                      Transport, Inc. and The Bank of New York, not in its individual capacity but solely as owner trustee.

10.9  Exhibit 10.17 to 1987 Form 10-K Report            Trust Indenture relating to United States Government Guarantee Ship
      of the Company (No. 2-87930)                      Financing Notes, dated November 20, 1980, as supplemented, between
                                                        OMI Hudson Transport, Inc. (as Shipowner by assumption on August 12,
                                                        1987) and Citibank, N.A.

10.10(a)Exhibit 10.20 to 1987 Form 10-K Report          OMI Corp. Employee Stock Ownership Plan (effective January 1,
      of the Company (No. 2-87930) 1987).               1987)<F1>

10.10(b)Exhibit 10.23 to 1988 Form 10-K Report          Amendment No. 1 dated September 15, 1988 to OMI Corp. Employee
      of Company (No. 2-87930)                          Stock Ownership Plan.<F1>

10.11 Exhibit 10.19 to 1988 Form 10-K Report            OMI Corp. '88 Pension Plan effective January 1, 1988.<F1>
      of the Company (No. 2-87930)

10.12 Exhibit 10.20 to 1988 Form 10-K Report            Commitment to Guarantee Obligations dated April 28, 1988 between
      of the Company (No. 2-87930)                      OMI Challenger Transport, Inc. and the United States of America.

10.13 Exhibit 10.25 to 1989 Form 10-K Report            Loan Agreement dated November 3, 1989 between Manufacturers
      of the Company (No. 2-87930)                      Hanover Trust Company and Mosaic Alliance Corporation.

10.14 Exhibit 10.30 to 1990 Form 10-K Report            Loan Agreement dated as of June 8, 1990 among the CIT Group/Equip-
      of the Company (No. 2-87930)                      ment Financing, Inc. and Nile Transport, Inc. and Volga Transport, Inc.,
                                                        as borrowers, and OMI Corp., Universal Bulk Carriers, Inc. and OMI of
                                                        Delaware Inc., as guarantors.

10.15 Exhibit 10.31 to 1990 Form 10-K Report            OMI Corp. 1990 Equity Incentive Plan.<F1>
      Report of the Company (No. 2-87930)

10.16 Exhibit 10.32 to 1990 Form 10-K Report            Loan Agreement dated August 1990 between Manufacturers Hanover Trust
      of the Company (No. 2-87930)                      Company and Geraldton Navigation Company Pte. Ltd. as borrower, and
                                                        Maritime Carriers Limited and OMI Corp. as guarantors.

10.17 Exhibit 10.34 to 1990 Form 10-K Report            Interest Rate Swap Agreement and Confirmation dated as of October 3,
      of the Company (No. 2-87930)                      1990, and effective October 5, 1990, between the Company and
                                                        Christiania Bank.

10.18 Exhibit 10.35 to 1990 Form 10-K Report            Interest Rate Swap Agreement and Confirmation dated as of October 3,
      of the Company (No. 2-87930)                      1990, and effective February 28, 1990, between the Company and
                                                        Christiania Bank.

10.19 Exhibit 10.40 to 1990 Form 10-K Report            Confirmation of Interest Rate Swap Agreement dated  November 5,
      of the Company (No. 2-87930)                      1990 between Mosaic Alliance Corporation and Manufacturers Hanover
                                                        Trust Company.

10.20(a)Exhibit 10.42 to 1990 Form 10-K Report          Loan Agreement dated November 28, 1990 between the Company and
      of the Company (No. 2-87930)                      Christiania Bank.


10.21(b)Exhibit 10.27(b) to 1992 Form 10-K Report       Addendum No. 1 dated May 22, 1992 to Loan Agreement between the
      of the Company (No. 2-87930)                      Company and Christiania Bank dated November 28, 1990.


10.22 Exhibit 10.43 to 1990 Form 10-K Report            Confirmation of Interest Rate dated November 29, 1990 relating to
      of the Company (No. 2-87930)                      Interest Rate Swap Agreement between Rubicon Tankers Ltd. and
                                                        Manufacturers Hanover Trust Company dated as of December 1, 1988.

10.23 Exhibit 10.44 to 1991 Form 10-K Report            OMI Corp. Key Employees Deferred Compensation Plan, effective
      of the Company (No. 2-87930)                      January 1, 1992.<F1>

10.24 Exhibit 10.46 to 1991 Form 10-K Report            Loan Agreement dated October 15, 1991 between Mendala III Trans-
      of the Company (No. 2-87930)                      port, Inc. and Bresen Ship Finance Co.

10.25 Exhibit 10.48 to 1991 Form 10-K Report            Vessel refinancing dated February 26, 1992 among Mendala II Transport,
      of the Company (No. 2-87930)                      Inc., as Borrower, Wilomi, Inc., as Guarantor, and Christiania Bank.

10.26 Exhibit 10.36 to 1992 Form 10-K Report            Credit Agreement dated September 9, 1992 between Ocean Specialty
      of the Company (No. 2-87930)                      Tankers Corp. and Den norske Bank AS.

10.27 Exhibit 10.37 to 1992 Form 10-K Report            Loan Agreement dated July 15, 1992 among Nederlandse
      of the Company (No. 2-87930)                      Scheepshypotheek Bank N.V., The Bank of Nova Scotia, OMI Missouri
                                                        Transport, Inc. and the Company.

10.28 Exhibit 10.38 to 1992 Form 10-K Report            Loan Agreement dated October 15, 1992 between Limar Shipping Ltd.
      of the Company (No. 2-87930)                      and Christiania Bank Og Kreditkasse.

10.29 Exhibit 10.39 to 1992 Form 10-K Report            Floating Rate Loan Facility dated March 26, 1992 between Mendala II
      of the Company (No. 2-87930)                      Transport, Inc. and Christiania Bank.

10.30 Exhibit 10.40 to 1992 Form 10-K Report            Working Capital Facility dated February 4, 1993 between the Company
      of the Company (No. 2-87930)                      and Chemical Bank.

10.31 Exhibit 10.41 to 1992 Form 10-K Report            Loan Agreement dated July 15, 1992 between the Company and Marine
      of the Company (No. 2-87930)                      Midland Bank, N.A.

10.32 Exhibit 10.42 to 1992 Form 10-K Report            Loan Agreement dated March 25, 1992 among Ebro Transport, Inc.,
      of the Company (No. 2-87930)                      Tagus Transport, Inc., Thames Transport, Inc. ("Borrowers"), Universal
                                                        Bulk Carriers, Inc. ("Guarantor") and Citibank, N.A. ("Agent") and
                                                        Citibank, N.A., The Bank of New York and The First Bank of Boston
                                                        (the "Banks").

10.33(a)Exhibit 10.43(a) to 1992 Form 10-K Report       Bareboat Chemical Carrier Charter Party between AFG Star Limited
      of the Company (No. 2-87930)                      Partnership and Omichem Transport, Inc. dated September 30, 1992.

10.33(b)Exhibit 10.43(b) to 1992 Form 10-K Report       Secured Promissory Note among AFG Star Limited Partnership and
      of the Company (No. 2-87930)                      American Finance Group ("Borrower") and the Company ("Lender")
                                                        dated November 6, 1992.

10.34 Exhibit 10.44 to 1992 Form 10-K Report            Loan Agreement dated as of January 21, 1993 between the Company and
      of the Company (No. 2-87930)                      Citibank N.A.

10.35 Exhibit 10.45 to 1992 Form 10-K Report            Interest Rate and Currency Exchange Agreement dated January 17,
      of the Company (No. 2-87930)                      1992; Confirmation dated January 15, 1992 and effective January 17, 1992
                                                        (Transaction No. 92349); Confirmation dated January 15, 1992 and effective January 17, 1992 (Transaction No. 92350); Confirmation dated
                                                        July 7, 1992 and effective February 28, 1994 (Transaction No. 921009);
                                                        and Confirmation dated October 1, 1992 and effective February 28, 1995
                                                        (Transaction No. 921472).

10.36 Exhibit 10.46 to 1992 Form 10-K Report            Floating Rate Loan Facility Agreement dated March 2, 1993 between
      of the Company (No. 2-87930)                      White Sea Corp. ("Borrower") and Den norske Bank AS.

10.37 Exhibit 10.47 to 1992 Form 10-K Report            Credit Agreement dated February 19, 1993 between the Company and
      of the Company (No. 2-87930)                      Den norske Bank AS.

10.38                                                   Loan Agreement dated August 23, 1993 between OMI Corp. and
                                                        Christiania Bank og Kreditkasse.

10.39 Registration Statement on Form S-3 filed          Form of Indenture with respect to the $170,000,000 OMI Corp. 10 1/4%
      October 27, 1993 (No. 33-67640)                   Senior Notes due November 1, 2003.

10.40                                                   Loan Agreement dated as of November 12, 1993 among Geraldton
                                                        Navigation Co. Inc. and Hayes Navigation Co. Pte. Ltd. and Larsen Ship
                                                        Finance Co.

10.41                                                   Supplemental Commitment to Guarantee Obligations dated December
                                                        22, 1993 by the United States of America and accepted by the Bank of
                                                        New York, as Owner Trustee and OMI Clover Transport, Inc., as
                                                        Charterer, relating to the refinancing of the United States Government
                                                        Guaranteed Ship Financing Bonds, Series C, 11.45% Sinking Fund Bonds
                                                        due December 1, 2006.

10.42                                                   Floating Rate Loan Facility Agreement dated December 29, 1993 between Saugatuck Shipping Ltd. and Colorado Shipping Ltd. as
                                                        Borrowers and Chemical Bank, Christiania Bank og Kreditkasse and
                                                        Den Norske Bank AS.

10.43                                                   Supplemental Commitment to Guarantee Obligations dated January 27,
                                                        1994 by the United States of America and accepted by OMI Hudson
                                                        Transport, Inc., relating to the refinancing of the United States
                                                        Government Guaranteed Ship Financing Bonds, Series B, 9.70% Sinking
                                                        Fund Bonds due September 4, 2001.

21                                                      Subsidiaries of the Company.

99                                                      Declarations Executive Risk Policy No. 81092598-F dated December 31,
                                                        1993, for the period from December 31, 1993 to January 31, 1995.

<F1>  Denotes executive compensation plan and/or employment agreement.

(b)   Reports on Form 8-K.

           None.

(d)   Financial Statements of Affiliates:

           Wilomi Inc. and Subsidiaries

              Consolidated Balance Sheets at December 31, 1993 and 1992, and Related Statements of Consolidated Income and Retained Earnings, and Cash Flows for each of the three years in the period ended December 31, 1993 and Independent Auditors' Report.

           Amazon Transport, Inc.

              Balance Sheets at December 31, 1993 and 1992 and Related Statements of Operations and Retained Earnings, and Cash Flows for each of the three years in the period ended December 31, 1993 and Independent Auditors' Report.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OMI CORP.

                           By /s/ Jack Goldstein
                              JACK GOLDSTEIN
                              President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE

/s/ Michael Klebanoff    Chairman of the Board             March 22, 1994
MICHAEL KLEBANOFF        and Director

                         President, Chief                  March 22, 1994
/s/ Jack Goldstein       Executive Officer,
JACK GOLDSTEIN           and Director

/s/ Chaim Barash         Senior Vice President             March 22, 1994
CHAIM BARASH             and Director

/s/ Livio Borghese       Director                          March 22, 1994
LIVIO BORGHESE

/s/ C.G. Caras           Director                          March 22, 1994
C.G. CARAS

/s/ Steven D. Jellinek   Director                          March 22, 1994
STEVEN D. JELLINEK

/s/ Emanuel L. Rouvelas  Director                          March 22, 1994
EMANUEL L. ROUVELAS

/s/ Franklin W.L. Tsao   Director                          March 22, 1994
FRANKLIN W.L. TSAO

/s/ George W. Vlandis    Director                          March 22, 1994
GEORGE W. VLANDIS

                         Senior Vice President,            March 22, 1994
/s/ Vincent J. de Sostoa Treasurer and Chief
VINCENT J. DE SOSTOA     Financial Officer