Form 10-Q
period 1994-03-31
OMI CORP
filed 1994-05-12
CIK 732780

Being Filed Pursuant to Rule 901(d) of Regulation S-T
- - -------------------------------------------------------------------

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the quarterly period ended    March 31, 1994

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

      For the period from                to

                                           COMMISSION FILE NUMBER
                                                     2-87930

                         OMI CORP.
(Exact name of registrant as specified in its charter)

          DELAWARE                             13-2625280
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

90 PARK AVENUE, NEW YORK, N.Y.                    10016
   (Address of principal                    (Zip Code)
     executive offices)

Registrant's telephone number, including area code (212) 986-1960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X        No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK, AS OF    May 11, 1994:

  Common Stock, par value 0.50 per share  30,682,268  shares

                   OMI CORP. AND SUBSIDIARIES
                              INDEX


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1994 and 1993

        Condensed Consolidated Balance Sheets-
          March 31, 1994 and December 31, 1993

        Consolidated Statements of Changes in
          Stockholders' Equity for the three
          months ended March 31, 1994 and
          for the year ended December 31, 1993

        Condensed Statements of Consolidated Cash
          Flows for the three months ended March 31, 1994 and 1993

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II: OTHER INFORMATION


SIGNATURES

                   OMI CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,           1994      1993

Revenues:
  Voyage revenues                            $ 65,091  $ 67,206
Other income                                    1,597       632
Total revenues                                 66,688    67,838

Operating Expenses:
  Vessel and voyage                            49,035    50,796
Depreciation and amortization                   9,741     8,737
Operating lease                                 2,082     2,055
General and administrative                      4,202     3,601
Total operating expenses                       65,060    65,189

Operating Income                                1,628     2,649

Other Income (Expense):
  Gain on disposal of assets-net                2,854     2,078
Interest expense-net                           (6,959)   (4,773)
Minority interest in income of
    subsidiary                                    (61)     (226)

     Net other expense                         (4,166)   (2,921)

Loss before income taxes and equity in
  (loss) income of joint ventures              (2,538)     (272)

(Benefit) provision for income taxes             (870)      203

Loss before equity in (loss) income
  of joint ventures                            (1,668)     (475)

Equity in (loss) income of joint
  ventures-net                                    (95)    2,079

Net (loss) income                            $ (1,763) $  1,604

Net (loss) income per common share           $  (0.06) $   0.05

Weighted average number of shares
  of common stock outstanding                  30,658    30,568



See notes to condensed consolidated financial statements.

                      OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                             MARCH 31,       DEC. 31,
                                              1994            1993
                                            (UNAUDITED)
ASSETS
Current assets:
  Cash (including cash equivalents:
    March 1994-$50,314 and December
    1993-$34,848)                           $  55,970      $  45,321
 Marketable securities                          2,285          6,021
 Traffic and other receivables                 20,922         22,842
 Other current assets                          12,414          6,826
    Total current assets                       91,591         81,010

Capital construction and other
  restricted funds                             12,748         13,786


Vessels and other property, at cost           763,189        761,741
Less accumulated depreciation                (317,543)      (308,058)
Vessels and other property-net                445,646        453,683

Investments in, and advances to,
  joint ventures                               78,387         77,802
Other assets and deferred charges              45,783         45,235

Total                                       $ 674,155      $ 671,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                             $  41,848      $  32,751
 Current portion of long-term debt             16,418         15,302
    Total current liabilities                  58,266         48,053

Long-term debt                                281,176        282,325
Deferred income taxes payable                 102,607        104,003
Advance time charter revenues and
  other liabilities                            14,415         14,372
Minority interest in subsidiary                 2,798          2,737

Stockholders' equity                          214,893        220,026

Total                                       $ 674,155      $ 671,516


See notes to condensed consolidated financial statements.

                                OMI CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE
                        THREE MONTHS ENDED MARCH 31, 1994 (UNAUDITED)
                                       (IN THOUSANDS)
                                                                         Unearned     Unearned    Unrealized
                                                           Cumulative  Compensation Compensation   Gain on                 Total
                      Common Stock    Capital   Retained   Translation      From     Restricted   Investment Treasury  Stockholders'
                     Shares   Amount  Surplus   Earnings   Adjustment       ESOP       Stock         -net     Stock       Equity

Balance at January
 1, 1993              30,568  $15,284  $128,705  $ 73,243   $ 4,912     $ (2,520)     $(1,152)               $   (81)   $218,391
Net loss                                           (8,747)                                                                (8,747)
Exercise of stock
 options                  47       23       195                                                                              218
Amortization of unearned
 compensation                                                                361           95                                456
Unrealized gain on
 investment                                                                                        $ 9,709                 9,709
Purchase of treasury
 stock                                                                                                            (1)         (1)

Balance at December
 31, 1993             30,615   15,307   128,900    64,496    4,912        (2,159)      (1,057)       9,709       (82)    220,026

Net loss                                           (1,763)                                                                (1,763)
Exercise of stock
 options                  52       26       237                                                                              263
Issuance of restricted
 stock awards             15        7        87                                           (94)
Amortization of unearned
 compensation                                                                225           32                                257
Net change in valuation
 account                                                                                            (2,593)               (2,593)
Equity in gain on sale
 of OMI stock by joint
 venture investee                           531                                                                              531
Purchase of treasury
 stock                                                                                                        (1,828)     (1,828)

Balance at March
 31, 1994             30,682  $15,340  $129,755  $ 62,733   $ 4,912     $ (1,934)     $(1,119)     $ 7,116   $(1,910)   $214,893


See notes to condensed consolidated financial statements.

                   OMI CORP. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                            1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          $ (1,763)   $  1,604
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Increase (decrease) in deferred taxes                                  (1,203)
    Depreciation and amortization                               9,741       8,737
    Amortization of unearned compensation                         257          20
    Gain on disposal of assets - net                           (2,873)     (2,078)
    Equity in loss (income) of joint ventures                      95      (2,079)
    Changes in assets and liabilities:
      (Increase) decrease in receivables and other
        current assets                                         (3,669)     10,586
      Increase in accounts payable and accrued liabilities      9,205         495
      Advances to joint ventures - net                         (2,724)     (1,697)
      Other assets and liabilities - net                         (501)     (2,531)
  Net cash provided by operating activities                     7,768      11,854

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from disposition of vessels and other assets                     7,260
  Proceeds from sale of marketable securities                   3,749
  Additions to vessels and other properties                    (1,759)     (2,550)
  Withdrawals from Capital construction and other
    restricted funds                                                          543
  Proceeds and interest received on Capital construction
    and other restricted funds                                   (167)        (31)
  Dividend received from joint venture                          2,450       4,410
  Investments in joint ventures                                (1,622)       (280)
  Net cash provided by investing activities                     2,651       9,352

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Cash proceeds from issuance of long term debt                 5,050      10,337
  Net proceeds from issuance of common stock                      263
  Purchase of treasury stock                                                   (1)
  Payments on long term debt                                   (5,083)    (24,805)
  Dividends paid                                                          (2,140)
  Net cash provided (used) by financing activities                230     (16,609)

Net increase in cash and cash equivalents                      10,649       4,597

Cash and cash equivalents at beginning of period               45,321      16,850

Cash and cash equivalents at end of period                   $ 55,970    $ 21,447

See notes to condensed consolidated financial statements.

                   OMI CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position results of operations and changes in cash flows in conformity with generally accepted accounting principles. However, in the opinion of management of OMI Corp. and subsidiaries, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.

NOTE 2 - INCOME TAXES

The benefit for income taxes for the three months ended March 31,
1994 varied from statutory rates as follows:
                                                (In Thousands)
     Tax benefit calculated at statutory
       rates                                       $  (922)

     Equity in losses of joint ventures of
       $61,000 not tax effected as management
       considers to be permanently invested             22

     Other                                              30

     Total                                         $  (870)

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon"). These earnings are considered by management to be permanently invested in the business.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $3,887,000 and $6,416,000 for the three months ended March 31, 1994 and 1993, respectively, and income taxes of $1,014,000 for the three months ended March 31, 1993. There were no income taxes paid during the three months ended March 31, 1994.

Non-cash transactions which have been excluded from the consolidated statement of cash flows for the three months ended March 31, 1993 include accrued capital expenditures of $826,000.
Additionally, 15,000 shares in stock awards issued with a value of $94,000 were excluded from cash flows in 1994.

NOTE 4 - JOINT VENTURE INFORMATION

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information, in accordance with Regulation S-X Rule 10-01(b)(1), for the three months ended March 31, 1994 and 1993 for Amazon and Wilomi are as follows:

   (in thousands)                   Amazon               Wilomi
                                1994      1993       1994      1993

   Revenues                   $ 1,648   $ 2,891    $ 4,782   $ 6,493
   Expenses                     1,756     1,209      3,865     4,186
   Operating (loss) income       (108)    1,682        917     2,307

   Net (loss) income          $   (69)  $ 1,778    $    34   $ 1,454


During February 1994, OMI's 49.9 percent owned joint venture, Mosaic Alliance Corporation, sold 300,000 shares of OMI common stock on the open market at a gain of $1,064,000. OMI's share of the gain of $531,000 has been credited to capital surplus.

NOTE 5 - STOCK TRANSACTIONS

During the three months ended March 31, 1994, options to purchase 46,667 shares and 1,667 shares of common stock granted under the 1990 Equity Incentive Plan, with grant dates of December 1990 and January 1993, respectively, and grant prices of $5.125 and $4.50, respectively, were exercised. Additionally, 3,500 shares of common stock with a grant date of April 1986 and grant price of $4.6875 were also exercised.

During January 1994, non-qualified stock options to acquire 15,000 shares of common stock were cancelled and Stock Appreciation Rights with a grant date of June 1987 and a grant price of $5.125 were exercised.

On February 24, 1994, OMI granted non-qualified stock options to acquire 40,000 common shares with a grant price of $6.25.

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is determined by dividing net
(loss) income by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because they do not have a material effect on net (loss) income per common share.

NOTE 7 - CREDIT LINES

At March 31, 1994, OMI had available and unused a total of $70,000,000 in five short-term lines of credit with banks at variable rates, based on LIBOR.

NOTE 8 - COMMITMENTS

OMI has committed with a joint venture partner to construct a vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

NOTE 9 - GUARANTEED DEBT

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $114,895,000 at March 31, 1994, with OMI's share of such guarantees being approximately $56,616,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at March 31, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1994, no such deficiencies have been funded.

NOTE 10 - SUBSEQUENT EVENTS

During April 1994, OMI purchased a foreign flag vessel at a purchase price of $12,050,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994
VERSUS MARCH 31, 1993

OMI Corp. ("OMI" or the "Company"), is a diversified shipping company active in both the U.S. flag and international markets. OMI operates in markets for crude oil, refined petroleum, chemicals, dry bulk and LPG.

Results of operations of OMI include operating activities of the Company's domestic and foreign flag wholly owned vessels, leased vessels and vessels chartered-in for the three months ended March 31, 1994 and 1993.

NET VOYAGE REVENUES

The Company's vessels are operating under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in net voyage revenues (voyage revenues less vessel and voyage expenses), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's voyage revenues and vessel and voyage expenses can fluctuate substantially from one period to another, even if the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the net voyage revenues derived from the vessels were to remain constant. As a result, fluctuations in voyage revenues and vessel and voyage expenses are not necessarily indicative of trends in profitability. The discussion that follows will address variations in net voyage revenues.

Net voyage revenues decreased $354,000 or two percent during the three months ended March 31, 1994 in comparison to the 1993 period. The net decrease resulted primarily from lower freight rates in 1994 for two domestic vessels which were operating under federal cargo assistance programs in 1993 and 1994, reduced revenues for two vessels which were drydocked for an aggregate of 47 days in 1994, and lower income in 1994 from the company's lightering operations. Decreases in net voyage revenues were partially offset by increases from three new vessels which operated during the three months ended March 31, 1994 and a vessel, the OMI Columbia, which operated for 35 more days in the first quarter of 1994 than in the same period in 1993.

Voyage revenues decreased $2,115,000 or three percent, with net decreases in domestic revenues of $3,318,000 and net increases in foreign revenues of $1,203,000 for the three months ended March 31,

1994 over the comparable period in 1993. Domestic revenues decreased primarily from the disposal of two vessels that operated during the three months ended March 31, 1993. Other domestic revenue decreases were from the Company's 80 percent owned subsidiary, OMI Petrolink Corp. ("Petrolink"), resulting from a combination of reduced volume and lower rates in lightering operations, two vessels operating in government programs which received lower rates in the first quarter of 1994 compared to the first quarter of 1993, and a vessel which was offhire for 21 days in 1994 due to a drydock. These decreases in domestic revenues were offset in part by increases in revenues from a vessel purchased in the second quarter of 1993, which operated for 64 days in the spot market in 1994, and increased revenue from the OMI Columbia which operated on a spot charter for 76 days in 1994 compared to 41 days in 1993. The OMI Columbia, the Company's largest domestic vessel, was idle for most of 1993 which had a significant adverse effect on Consolidated earnings. In 1994, the vessel has been operating in the spot market with more success than the comparable period in 1993, while continuing to search for satisfactory charters. Foreign revenues increased primarily from the purchase of two vessels and from two vessels chartered in during the fourth quarter of 1993. Foreign revenue increases were partially offset by decreases from a vessel with lower spot rates in 1994 compared to 1993, a vessel that operated in the spot market during the first quarter in 1993 which was on a time charter in 1994, and a vessel which was drydocked for 26 days during the first quarter in 1994.

Net vessel and voyage expenses decreased $1,761,000 or three percent, with net decreases in domestic expenses of $2,042,000 and net increases in foreign of $281,000 for the three months ended March 31, 1994 compared to the three months ended March 31, 1993. Domestic decreases resulted primarily from the two vessels disposed of in the fourth quarter in 1993, lower expenses from reduced volume in Petrolink's lightering business and lower expenses for a vessel previously operating in the spot market in the first quarter of 1993 which is operating on a time charter in 1994. These decreases in domestic expenses were partially offset by increases from a vessel acquired in the second quarter of 1993 and increased expenses for the OMI Columbia which had more operating days in 1994. Foreign vessel and voyage expenses increased primarily from the operating activities of two vessels time chartered-in during December 1993 which have been operating in the spot market in 1994.

OTHER INCOME

Other income consists primarily of management fees received from affiliates and/or other parties and dividends. For the three months ended March 31, 1994, other income increased $965,000 or 153 percent as compared to the 1993 quarter. The increase in 1994 resulted primarily from a dividend received from a foreign investment in which the Company holds a minority position. Additionally, there were increases in management fees received from the U.S. Government for the management of vessels in the Ready Reserve Fleet. OMI renewed its contract, for five years, with the Government on June 30, 1993 for the management of an increased number of vessels.

OTHER OPERATING EXPENSES

The Company's operating expenses, other than vessel and voyage expenses, consists of depreciation and amortization, operating lease expense and general and administrative expenses. For the three months ended March 31, 1994 these expenses increased $1,632,000 or 11 percent, as compared to the three months ended March 31, 1993. The primary increases in these expenses relate to increased depreciation expense due to the shortening of the useful lives of six domestic vessels and additional depreciation on three vessels purchased after the first quarter in 1993. General and administrative expenses increased primarily from increased professional fees relating to finance and operations.

OTHER INCOME (EXPENSE)

Other income (expense) consists of gain (loss) on disposal of assets-net, interest expense-net, and minority interest. The increase in net other expense of $1,245,000 or 43 percent in the three months ended March 31, 1994 over the comparable period in 1993 is primarily from increased interest expense. In November 1993, OMI issued $170,000,000, 10.25 percent Senior Notes ("Notes") due November 1, 2003, which increased interest expense in the first quarter of 1994. Increases in net other expense were offset by decreases in interest expense for debt which was paid with proceeds from the Notes and a $2,814,000 gain on the sale of Chiles Offshore Corporation ("Chiles") stock.

(BENEFIT) PROVISION FOR INCOME TAXES

The benefit for income taxes of $870,000 for the three months ended March 31, 1994 varied from statutory rates by excluding the tax effect on the equity in (loss) income of joint ventures, other than Amazon Transport, Inc., as management considers such earnings to be permanently invested. Additionally, statutory rates of 35 percent in 1994 differed from the 34 percent rate in the first quarter of 1993 due to the tax law Congress passed in August 1993.

EQUITY IN (LOSS) INCOME OF JOINT VENTURES

Equity in (loss) income of joint ventures was $(95,000) in 1994 as compared to $2,079,000 in the first quarter in 1993. This decline in joint venture equity resulted primarily from two 49 percent owned joint ventures. One joint venture, whose vessel's time charter terminated in the third quarter of 1993, operated its vessel at lower rates in the spot market in 1994. The other joint venture also suffered from depressed rates in the spot market, extended offhire due to a vessel casualty and subsequent drydock and increased insurance costs.

BALANCE SHEET

The decrease in Marketable securities of $3,736,000 or 62 percent, from December 31, 1993 to March 31, 1994 was due to the sale of 747,225 shares of Chiles stock during February 1994.

The increase in Other current assets of $5,588,000 or 82 percent, was primarily the increase in prepaid expenses at March 31, 1994 which are allocated to expenses evenly throughout the year and was fully amortized by December 31, with the exception of prepaid insurance.

The increase in Accounts payable and accrued liabilities of $9,097,000 or 28 percent from December 31, 1993 as compared to March 31, 1994 was due to increased accrued interest expense relating to interest on the $170,000,000 Notes (payable semi-annually, with two months accrued in December 1993 and five months accrued at March 31,
1994), increased payroll accruals in the domestic fleet, and increased accrued operating lease expense (payable semi-annually with one month accrued in December 1993 and four months accrued at March 31, 1994).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital of $33,325,000 at March 31, 1994 approximated the working capital of $32,957,000 at December 31, 1993. Cash and cash equivalents of $55,970,000 increased $10,649,000 or 24 percent over the balance of $45,321,000 at December 31, 1993. During the first quarter of 1994, the source of the Company's liquidity was issuance of debt, proceeds from previous years insurance claims, and cash generated from operations. For the three months ended March 31, 1994, net cash provided by operating activities was $7,768,000 which was a decrease of $4,086,000 or 34 percent from $11,854,000 for the comparable period in 1993.

Net cash provided by investing activities was $2,651,000 in the first quarter 1994 versus $9,352,000 in the first quarter of 1993. The Company received $2,450,000 in dividends from a joint venture in 1994 and $4,410,000 in same period in 1993. Most joint venture earnings are considered to be permanently invested and are not available for distribution, and there is no certainty that the joint venture, the earnings of which are not considered to be permanently invested, will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from its joint ventures to improve liquidity. Since the issuance of the $170,000,000 Notes on November 3, 1993, the Company has improved its liquidity and financial position and, together with its five unused short-term lines of credit aggregating $70,000,000, and cash flow from operations, is in the position to meet all current and future obligations, and allow the Company to acquire replacement and additional vessels as the opportunity and need arises.

During the three months ended March 31, 1994, in addition to cash provided by operating activities, OMI received cash from the following significant activities:
     * proceeds of $3,749,000 received from the sale of Chiles stock,
     * $2,450,000 in dividends from a joint venture, and
     * proceeds of $5,050,000 from the issuance of long-term debt.

Significant disbursements other than from operating activities during the three months ended March 31, 1994 were from:
     * additions to vessels and other property of $1,759,000, $1,205,000 which was a 10 percent down payment on a foreign vessel delivered April 5, 1994,
     * investment in joint ventures of $1,622,000, primarily for contributions towards a new vessel acquired by a joint venture in January 1994, and
     * $5,083,000 payments on long-term debt.

COMMITMENTS

OMI has committed with a joint venture partner to construct a vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint ventures partners. Such debt was approximately $114,895,000 at March 31, 1994, with OMI's share of such guarantees being approximately $56,616,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at March 31, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1994, no such deficiencies have been funded.

                   PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

          None.

ITEM 2 - CHANGES IN SECURITIES

          None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Reference to proxy statement filed
          with the Securities and Exchange Commission on April 22, 1994.

ITEM 5 - OTHER INFORMATION

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          10.44     OMI Corp. Key Employee Amended and Restated
                    Employment Agreement dated October 1, 1993 between George W. Vlandis and the Company.

     b.   Reports on Form 8-K

          None.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMI CORP.

                          (REGISTRANT)



Date:    May 11, 1994                   By:/s/Jack Goldstein
                                           Jack Goldstein
                                           President and Chief
                                           Executive Officer




Date:    May 11, 1994                   By:/s/Vincent de Sostoa
                                           Vincent de Sostoa
                                           Senior Vice President/
                                           Finance and Chief
                                           Financial Officer