Form 10-Q
period 1994-06-30
OMI CORP
filed 1994-08-12
CIK 732780

Being Filed Pursuant to Rule 901(d) of Regulation S-T

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the quarterly period ended    June 30, 1994

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

          Yes   X        No

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of   August 12, 1994:

  Common Stock, par value 0.50 per share  30,682,268  shares

                   OMI CORP. AND SUBSIDIARIES
                              INDEX



PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of
          Operations for the three and six months
          ended June 30, 1994 and 1993

        Condensed Consolidated Balance Sheets-
          June 30, 1994 and December 31, 1993

        Consolidated Statements of Changes in
          Stockholders' Equity for the six months
          ended June 30, 1994

        Condensed Statements of Consolidated Cash
          Flows for the six months ended June 30,
          1994 and 1993

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II: OTHER INFORMATION

SIGNATURES

                   OMI CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              For the Three Months   For the Six Months
                                      Ended June 30,         Ended June 30,
                                     1994      1993         1994      1993

Revenues:
  Voyage revenues                  $ 66,048  $ 67,037     $131,139  $134,243
  Other income                        1,145     1,009        2,742     1,641
     Total revenues                  67,193    68,046      133,881   135,884

Operating Expenses:
  Vessel and voyage                  54,574    53,160      103,609   103,956
  Depreciation and amortization       9,862     8,774       19,603    17,511
  Operating lease                     1,755     1,770        3,837     3,825
  General and administrative          4,432     3,950        8,634     7,551
     Total operating expenses        70,623    67,654      135,683   132,843

Operating (loss) income              (3,430)      392       (1,802)    3,041

Other Income (Expense):
  Gain on disposal of assets-net        105       959        2,959     3,037
  Interest expense-net               (6,381)   (4,499)     (13,340)   (9,272)
  Minority interest in income of
    subsidiary                          (40)     (161)        (101)     (387)

     Net other expense               (6,316)   (3,701)     (10,482)   (6,622)

Loss before income taxes and equity
  in operations of joint ventures    (9,746)   (3,309)     (12,284)   (3,581)

Benefit for income taxes             (3,517)     (736)      (4,387)     (533)

Loss before equity in operations of
  joint ventures                     (6,229)   (2,573)      (7,897)   (3,048)

Equity in operations of joint
  ventures                              854     2,054          759     4,133

Net (loss) income                  $ (5,375) $   (519)    $ (7,138) $  1,085

Net (loss) income per common
  share                            $  (0.18) $  (0.02)    $  (0.23) $   0.04

Weighted average number of shares
  of common stock outstanding        30,682    30,579       30,670    30,574



See notes to condensed consolidated financial statements.

                      OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                              JUNE 30,       DEC. 31,
                                               1994            1993
                                            (UNAUDITED)
ASSETS
Current assets:
  Cash (including cash equivalents:
    June 1994-$17,991 and December
    1993-$34,848)                            $  33,437      $  45,321
  Marketable securities                          2,568          6,021
  Traffic and other receivables                 26,460         22,842
  Assets, at book value, held for sale          16,738
  Other current assets                          10,351          6,826
     Total current assets                       89,554         81,010

Capital construction and other
  restricted funds                              13,048         13,786

Vessels and other property, at cost            708,769        761,741
Less accumulated depreciation                 (277,670)      (308,058)
Vessels and other property-net                 431,099        453,683

Investments in, and advances to,
  joint ventures                                81,263         77,802
Long-term investments                           18,695         16,912
Other assets and deferred charges               29,386         28,323

Total                                        $ 663,045      $ 671,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                              $  37,313      $  32,751
  Current portion of long-term debt             18,094         15,302
     Total current liabilities                  55,407         48,053

Long-term debt                                 282,009        282,325
Deferred income taxes payable                   98,969        104,003
Advance time charter revenues and
  other liabilities                             12,306         14,372
Minority interest in subsidiary                  2,838          2,737

Stockholders' equity                           211,516        220,026

Total                                        $ 663,045      $ 671,516


See notes to condensed consolidated financial statements.

                                OMI CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE
                        SIX MONTHS ENDED JUNE 30, 1994 (UNAUDITED)
                                      (IN THOUSANDS)

                                                                         Unearned      Unearned   Unrealized
                                                            Cumulative  Compensation Compensation  Gain on               Total
                        Common Stock    Capital   Retained  Translation     From      Restricted  Investment Treasury Stockholders'
                       Shares   Amount  Surplus   Earnings  Adjustment      ESOP        Stock        -net     Stock      Equity
Balance at January
 1, 1994               30,615  $15,307  $128,900  $ 64,496   $ 4,912     $ (2,159)    $(1,057)    $ 9,709    $   (82)   $220,026
Net loss                                            (7,138)                                                               (7,138)
Exercise of stock
 options                   52       26       237                                                                             263
Issuance of restricted
 stock awards              15        7        87                                          (94)
Amortization of
unearned compensation                                                         832          89                                921
Net change in valuation
 account                                                                                           (1,202)                (1,202)
Equity in gain on sale of
 OMI stock by joint venture
 investee                                    531                                                                             531
Purchase of treasury
 stock                                                                                                        (1,885)     (1,885)

Balance at June
 30, 1994              30,682  $15,340  $129,755  $ 57,358   $ 4,912     $ (1,327)    $(1,062)    $ 8,507    $(1,967)   $211,516


See notes to condensed consolidated financial statements.

                   OMI CORP. AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30,                                1994      1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                      $ (7,138) $  1,085
  Adjustments to reconcile net (loss) income to net
    cash (used) provided by operating activities:
    Decrease in deferred taxes                             (4,387)   (3,676)
    Depreciation and amortization                          19,603    17,511
    Amortization of unearned compensation                     921        41
    Gain on disposal of assets - net                       (2,959)   (3,037)
    Equity in operations of joint ventures                   (759)   (4,133)
    Changes in assets and liabilities:
      (Increase) decrease in receivables and other
        current assets                                     (7,143)    3,283
      Increase in accounts payable and accrued expenses     4,944     2,879
      Advances to joint ventures - net                     (4,771)   (8,607)
      Increase in other assets and deferred charges        (1,400)   (1,114)
      Decrease in advance charter hire and other
        liabilities                                        (2,038)   (1,443)
      Other assets and liabilities - net                      162       199
  Net cash (used) provided by operating activities         (4,965)    2,988

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from disposition of assets                           8     7,463
  Proceeds from sale of marketable securities               3,749        12
  Proceeds from sale of investments                                   4,532
  Additions to vessels and other property                 (13,924)  (10,654)
  Withdrawals from Capital construction and other
    restricted funds                                                    543
  Proceeds and interest received on Capital construction
    and other restricted funds                               (344)     (108)
  Dividend received from joint ventures                     2,450    11,565
  Investments in joint ventures                            (1,597)   (2,093)
  Net cash (used) provided by investing activities         (9,658)   11,260

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Cash proceeds from notes payable to bank - net                     12,203
  Cash proceeds from issuance of long-term debt            12,050
  Net proceeds from issuance of common stock                  263        92
  Purchase of treasury stock                                             (1)
  Payments on long-term debt                               (9,574)  (25,516)
  Dividends paid                                                     (2,140)
  Net cash provided (used) by financing activities          2,739   (15,362)

Net decrease in cash and cash equivalents                 (11,884)   (1,114)
Cash and cash equivalents at beginning of period           45,321    16,850
Cash and cash equivalents at end of period               $ 33,437  $ 15,736

See notes to condensed consolidated financial statements.

                   OMI CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. However, in the opinion of management of OMI Corp. and subsidiaries, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.

Certain reclassifications have been made to the 1993 financial statements to conform to 1994 presentations.


Note 2 - Income Taxes

The benefit for income taxes for the six months ended June 30, 1994 varied from statutory rates as follows:
                                                  (In Thousands)
     Tax benefit calculated at statutory
       rates                                          $(4,034)

     Equity in operations of joint ventures of
       $968,000 not tax effected as management
       considers to be permanently invested              (339)

     Other                                                (14)

     Total                                            $(4,387)

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon"). These earnings are considered by management to be permanently invested in the business.


Note 3 - Supplemental Cash Flow Information

Cash payments include interest of approximately $14,854,000 and $9,819,000 for the six months ended June 30, 1994 and 1993, respectively, and income taxes of $5,198,000 for the six months ended June 30, 1993. There were no income taxes paid during the six months ended June 30, 1994.

Non-cash transactions which have been excluded from the consolidated statement of cash flows for the six months ended June 30, 1993 include 15,000 shares in stock awards issued with a value of $94,000 were excluded from cash flows in 1994.


Note 4 - Joint Venture Information

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information, in accordance with Regulation S-X Rule 10-01(b)(1), for the three months and six months ended June 30, 1994 and 1993 for Amazon and Wilomi are as follows:

                              For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                Amazon                Wilomi                Amazon              Wilomi
                             1994        1993      1994       1993      1994      1993      1994      1993
 (in thousands)
 Revenues                  $  1,460   $  2,973   $  5,154   $  5,533  $  3,108  $  5,864  $  9,936  $ 12,026
 Expenses                     1,840      1,030      3,254      3,116     3,596     2,239     7,119     7,302
 Operating (loss) income       (380)     1,943      1,900      2,417      (488)    3,625     2,817     4,724

 Net (loss) income         $   (357)  $  1,981   $    776   $  1,516  $   (426) $  3,759  $    810  $  2,970

Note 5 - Net (Loss) Income per Common Share

Net (loss) income per common share is determined by dividing net
(loss) income by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because they do not have a material effect on net (loss) income per common share.


Note 6 - Credit Lines

At June 30, 1994, OMI had available and unused a total of $65,000,000 in four short-term lines of credit with banks at variable rates based on LIBOR.


Note 7 - Commitments

OMI has committed with a joint venture partner to construct a vessel to be built in the Peoples Republic of China for a total cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

On July 29, 1994, OMI entered into a letter of intent to purchase two 45,000 deadweight chemical/product tankers at an aggregate cost of approximately $70,000,000 to be delivered in mid-1996.


Note 8 - Guaranteed Debt

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $114,895,000 at June 30, 1994, with OMI's share of such guarantees being approximately $56,616,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at June 30, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At June 30, 1994, no such deficiencies have been funded.


Note 9 - Subsequent Events

On July 12, 1994 and August 8, 1994, OMI purchased $1,000,000 and
$4,800,000, respectively, of its Senior Notes at a discount.

On July 21, 1994, OMI sold three domestic vessels at an aggregate sales price of $23,750,000 for a gain of approximately $7,200,000. The net book value of these vessels is classified as current assets held for sale in the June 30, 1994 balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1994
Versus June 30, 1993

OMI Corp. ("OMI" or the "Company"), is a diversified shipping company active in both the U.S. flag and international markets.
OMI operates in markets for crude oil, refined petroleum, chemicals, dry bulk and LPG.

Results of operations of OMI include operating activities of the Company's domestic and foreign flag wholly owned vessels, leased vessels and vessels chartered-in for the six and three months ended June 30, 1994 and 1993.

NET VOYAGE REVENUES

The Company's vessels are operating under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in net voyage revenues (voyage revenues less vessel and voyage expenses), the revenues and expenses attributable to a vessel employed under one type of charter or contract can differ substantially from those attributable to the same vessel if employed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's voyage revenues and vessel and voyage expenses can fluctuate substantially from one period to another, even if the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the net voyage revenues derived from the vessels were to remain constant. As a result, fluctuations in voyage revenues and vessel and voyage expenses are not necessarily indicative of trends in profitability. The discussion that follows will address variations in net voyage revenues.

Net voyage revenues decreased $2,757,000 or nine percent during the six months ended June 30, 1994 in comparison to the 1993 period. The net decrease resulted primarily from lower freight rates in 1994 for two domestic vessels which were operating under federal cargo assistance programs in 1993 and 1994, reduced revenues for a vessel that was offhire, including a drydock period of 46 days in 1994, additional drydock expense along with offhire days on another vessel, and a loss incurred by a newly acquired vessel purchased in the second quarter which had one short charter. Decreases in net voyage revenue were partially offset by revenue generated by two vessels purchased December 1993, three vessels which were offhire for 70 more days in 1993 than in 1994 due to drydocking, and a vessel, the OMI Columbia, which was offhire for a significant period in 1993 and 1994 but earned higher spot rates on its 1994 voyages.

Voyage revenues decreased $3,104,000 or two percent, with net decreases in domestic revenues of $11,209,000 and net increases in foreign revenues of $8,105,000 for the six months ended June 30, 1994 over the comparable period in 1993. Domestic revenues decreased primarily from two vessels which were offhire for a total of 82 days in 1994, 51 of which were due to drydockings. Other decreases in domestic revenue were due to a decrease in both volume and rates in the lightering operations of OMI Petrolink Corp. ("Petrolink"), lower rates for three vessels operating under government programs during 1994 compared to 1993, and the disposal of two vessels in October 1993. The decrease in domestic revenues was offset in part by revenues from a vessel purchased in the second quarter of 1993, which operated for 93 days more in 1994, and increased revenue from three vessels on time charter to a joint venture. Foreign revenues increased primarily from revenue generated by the purchase of two vessels, from two vessels chartered in during the fourth quarter of 1993, and revenues from a vessel acquired during the second quarter of 1994. Foreign revenue increases were partially offset by decreases from three vessels which operated in the spot market during 1993 and are on time charters in 1994.

Net vessel and voyage expenses decreased $347,000 or less than one percent, with net decreases in domestic expenses of $6,558,000 and net increases in foreign expenses of $6,211,000 for the six months ended June 30, 1994 compared to the six months ended June 30, 1993. The decrease in domestic expenses was primarily due to the disposal of two vessels in the fourth quarter in 1993, lower expenses corresponding to the reduction in volume of Petrolink's lightering business, lower expenses for a vessel which was in the spot market in 1993 and operated on a time charter in 1994, the reversal of the drydock accrual of two of the vessels sold in July 1994, and reduced expenses for three vessels that operated in the spot market in both years in different trades. These decreases in domestic expenses were partially offset by increases for a vessel acquired in the second quarter of 1993 with 93 more operating days in 1994, and increased voyage expenses in 1994 for two vessels operating on spot charters in both years. Foreign vessel and voyage expenses increased primarily due to the operating activities of two vessels time chartered-in during December 1993 which are participating in a product tanker revenue pool, an increase in the drydock accrual for two vessels purchased December 1993 that are to be drydocked in the second half of 1994, an increase in expenses for a vessel purchased in the second quarter of 1994, and higher expenses on two vessels due to a change from time to spot charters. Foreign increases in vessel and voyage expenses were partially offset by decreases in voyage expenses from four vessels that were previously operating in the spot market in 1993 and are currently on time charters.

Results of Operations for the Three Months Ended June 30, 1994
Versus June 30, 1993

Net voyage revenues decreased $2,403,000 or 17 percent, for the three months ended June 30, 1994 as compared to the same period in 1993. The net decrease resulted primarily from offhire of two domestic vessels in 1994 aggregating 61 days, 30 days related to drydocking of one vessel, reduced freight rates on two domestic vessels that operate in federal programs, 25 additional offhire days on the OMI Columbia in 1994 compared to 1993, and greater expenses on a vessel purchased in April 1994 than revenues earned during the period. Decreases in net revenue were offset by increases from reduced vessel expenses on three domestic vessels, one of which was disposed of in October 1993 and two vessels, sold in July 1994, whose drydock accruals were reversed, and less offhire days in 1994 compared to 1993 for two vessels.

Voyage revenues decreased $989,000 or one percent for the three months ended June 30, 1994 in comparison to June 30, 1993. Decreases resulted primarily from lower freight rates for two domestic vessels in 1994, reduced revenue from Petrolink, 93 offhire days for three vessels in 1994, lower revenues from a vessel previously operating in the spot market that began operating on a time charter during the second quarter of 1994, and reduced revenues from a vessel disposed of in the fourth quarter in 1993. Decreases in voyage revenue were offset in part by increases from four vessel purchases, three purchases in 1993 and one in the second quarter of 1994, increased revenues due to a higher spot rate in 1994 over 1993 on a domestic vessel, and revenue from two vessels chartered in from December 1993.

Vessel and voyage expenses increased $1,414,000 or three percent in the three months ended June 30, 1994 over the comparable period in 1993. The increases in expense are related primarily to the four vessels purchased in 1993 and 1994, and the two vessels chartered-in. Increases in expense were offset partially by decreases in Petrolink due to reduced rates and volume in the lightering business, higher voyage expenses incurred for four domestic vessels operating in the spot market in both 1994 and 1993, lower expenses for two vessels due to the reversal of their drydock accruals and lower voyage expenses for a vessel on a time charter in 1994 that was operating in the spot market in 1993.

OTHER INCOME

Other income consists primarily of management fees received from affiliates and/or other parties and dividends. For the six months ended June 30, 1994, other income increased $1,101,000 or 67 percent in comparison to the same period in 1993. The increase in 1994 resulted primarily from a dividend received from a foreign investment in which the Company holds a minority position, and increased fees to manage the Ready Reserve Fleet under a new contract which began July 1, 1993.

Other income increased $136,000 or 13 percent in the second quarter of 1994 compared to the second quarter of 1993 as a result of increased management fees from the Government.

OTHER OPERATING EXPENSES

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the six months ended June 30, 1994 these expenses increased $3,187,000 or 11 percent, as compared to the six months ended June 30, 1993. The primary increases in these expenses relate to increased depreciation expense due to the shortening of the useful lives of six domestic vessels to match their expected economic useful life and additional depreciation on four vessels purchased during 1993 and 1994. General and administrative expenses increased primarily from increased professional fees.

Other operating expenses increased $1,555,000 or 11 percent for the three months ended June 30, 1994 compared to the three months ended June 30, 1993, primarily due to increased depreciation expense.

OTHER INCOME (EXPENSE)

Other income (expense) consists of gain (loss) on disposal of assets-net, interest expense-net, and minority interest. The increase in net other expense of $3,860,000 or 58 percent in the six months ended June 30, 1994 over the comparable period in 1993 is primarily from increased interest expense. In November 1993, OMI issued $170,000,000, 10.25 percent Senior Notes ("Notes") due November 1, 2003, which increased interest expense in the first six months of 1994 by $8,712,000. Increases in net other expense were offset by decreases in interest expense for debt which was paid with proceeds from the Notes.

Net other expense increased $2,615,000 or 71 percent during the three months ended June 30, 1994 as compared to the same period in 1993. The increase is primarily due to the increase in interest expense from the Notes and from the reduction of the net gain on disposal of assets in 1994 from the 1993 gain was primarily from the sale of an investment.

(BENEFIT) PROVISION FOR INCOME TAXES

The benefit for income taxes of $4,387,000 for the six months ended June 30, 1994 varied from statutory rates by excluding the tax effect on the equity in operations of joint ventures, other than Amazon Transport, Inc., as management considers such earnings to be permanently invested. Additionally, statutory rates of 35 percent in 1994 differed from the 34 percent rate used for the six months ended June 30, 1993 results due to the tax rate increase in August 1993.

The benefit from income taxes for the three months ended June 30, 1994 was $3,517,000.

EQUITY IN OPERATIONS OF JOINT VENTURES

Equity in operations of joint ventures was $759,000 in 1994 or $3,374,000 (82 percent) lower than $4,133,000 equity balance for the six months ended June 30, 1993. The decline in joint venture equity was primarily from a 49 percent owned joint venture that operated a vessel on a profitable time charter during 1993 that expired in 1994. During 1994, this vessel is operating in the spot market at lower rates. Additionally, another 49 percent owned joint venture experienced declines in earnings of two of its vessels which operated on spot charters in both 1994 and 1993.

Equity in operations of joint ventures was $854,000 in the second quarter of 1994 compared to $2,054,000 in the second quarter of 1993. The decline in the second quarter of 1994 is attributed to the two joint ventures mentioned above in addition to a decline for start-up costs of a product tanker revenue pool formed in December 1993 that recently began fully operating. The decline in equity for the quarter ended June 30, 1994 was offset by an increase in operating results of another 49.9 percent joint venture which includes a gain on sale of a vessel, of which OMI's equity portion is $762,000.

BALANCE SHEET

The decrease in Marketable securities of $3,453,000 or 57 percent, from December 31, 1993 to June 30, 1994 was due to the sale of 747,225 shares of Chiles stock during February 1994.

The increase in Other current assets of $3,525,000 or 52 percent, was primarily due to the increase in prepaid expenses at June 30, 1994 which are allocated to expenses evenly throughout the year and will be fully amortized by year end, with the exception of prepaid insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital of $34,147,000 at June 30, 1994 was $1,190,000 or four percent higher than working capital of $32,957,000 at December 31, 1993. Cash and cash equivalents of $33,437,000 decreased $11,884,000 or 26 percent from the balance of $45,321,000 at December 31, 1993. During the six months ended June 30, 1994, the source of the Company's liquidity was issuance of debt, and cash generated from operations. For the six months ended June 30, 1994, net cash used by operating activities was $4,965,000 which was a decrease of $7,953,000 or 266 percent from net cash provided by operations of $2,988,000 for the comparable period in 1993.

Net cash used by investing activities was $9,658,000 in the first six months of 1994 versus net cash provided by investing activities of $11,260,000 in the first six months of 1993. The Company received $2,450,000 in dividends from a joint venture in 1994 and $11,565,000 in 1993. All joint venture earnings are considered to be permanently invested, with the exception of Amazon Transport, INc. ("Amazon"), and are not available for distribution. There is no certainty that Amazon will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from Amazon to improve liquidity.

Since the issuance of the $170,000,000 Notes on November 3, 1993, the Company has improved its liquidity and financial position and, together with its four unused short-term lines of credit aggregating $65,000,000, and cash flow from operations, is in the position to meet all current and future obligations, and allow the Company to acquire replacement and additional vessels as the opportunity and need arises.

On July 21, 1994, OMI received proceeds of $23,750,000 on the sale of three domestic vessels at a gain of approximately $7,200,000.

Since the end of the quarter, OMI has purchased $5,800,000 of its Senior Notes at a discount.

During the six months ended June 30, 1994, OMI received cash from the following significant activities:
     * proceeds of $3,749,000 received from the sale of Chiles stock,
     * $2,450,000 in dividends from a joint venture, and
     * proceeds of $12,050,000 from the issuance of long-term debt.

Significant disbursements during the six months ended June 30, 1994 were from:
     * additions to vessels and other property of $13,924,000,
     * investment in joint ventures of $1,597,000, primarily for contributions towards a new vessel acquired by a joint venture in January 1994, and
     * $9,574,000 payments on long-term debt.

COMMITMENTS

OMI has committed with a joint venture partner to construct a vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

On July 29, 1994, OMI entered into a letter of intent to purchase two 45,000 deadweight chemical/product tankers at an aggregate cost of approximately $70,000,000 to be delivered in mid-1996.

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $114,895,000 at June 30, 1994, with OMI's share of such guarantees being approximately $56,616,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at June 30, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At June 30, 1994, no such deficiencies have been funded.

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

Item 5 - Other Information

          None.

Item 6 - Exhibits and Reports on Form 8-K

     a.   Exhibits

          10.44 OMI Corp. Key Employee Amended and Restated Employment Agreement dated October 1, 1993 between George W. Vlandis and the Company. Filed on May 12, 1994 with Form 10-Q for the period ended March 31, 1994.

          10.45     OMI Corp./Citibank $30,000,000 Secured
                    Revolving Credit Agreement dated March 24,
                    1994.

     b.   Reports on Form 8-K

          None.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMI CORP.

                          (REGISTRANT)



Date:  August 12, 1994                  By:/s/Fredric S. London
                                           Fredric S. London
                                           Senior Vice President




Date:  August 12, 1994                  By:/s/Vincent de Sostoa
                                           Vincent de Sostoa
                                           Senior Vice President/
                                           Finance and Chief
                                           Financial Officer