Form 10-Q
period 1994-09-30
OMI CORP
filed 1994-11-10
CIK 732780

Being Filed Pursuant to Rule 901(d) of Regulation S-T


FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994

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

90 Park Avenue, New York, N.Y.10016

    (Address of principal(Zip Code)
executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1994:

Common Stock, par value 0.50 per share  30,682,268  shares

                                        OMI CORP. AND SUBSIDIARIES
                                                   INDEX

                                                           Page

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of
          Operations for the three and nine months
          ended September 30, 1994 and 1993                  3

          Condensed Consolidated Balance Sheets-
          September 30, 1994 and December 31, 1993           4

        Consolidated Statements of Changes in
          Stockholders' Equity for the nine months
          ended September 30, 1994                           5

        Condensed Statements of Consolidated Cash
          Flows for the nine months ended September
          30, 1994 and 1993                                  6

        Notes to Condensed Consolidated Financial
          Statements                                         7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10


PART II: OTHER INFORMATION                                   16


SIGNATURES                                                   17

                                                             OMI CORP. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         For the Three Months                         For the Nine Months
                                                           Ended September 30                Ended September 30
                                                           1994             1993                         1994                1993
Revenues:
  Voyage revenues                                           $ 63,297           $ 67,427                $194,436            $201,670
  Other income                                                 1,338              1,672                   4,080               3,313
     Total revenues                                           64,635             69,099                 198,516             204,983

Operating Expenses:
  Vessel and voyage                                           53,295             53,821                 156,904             157,777
  Depreciation and amor-
    tization                                                   9,191        9,030                        28,794              26,541
  Operating lease                                              1,051              1,159                   4,888               4,984
  General and administrative                                   4,180              4,014                  12,814              11,565
     Total operating expenses                                 67,717       68,024                       203,400             200,867

Operating (loss) income                                       (3,082)             1,075                  (4,884)              4,116

Other Income (Expense):
  Gain on disposal of assets-net                               7,214         2,310                       10,173               5,347
  Interest expense-net                                        (6,665)            (4,410)                (20,005)            (13,682)
  Minority interest in
    income of subsidiary                                        (160)              (105)                   (261)               (492)
  Other-net                                                     (553)                                      (553)
     Net other expense                                        (  164)            (2,205)                (10,646)             (8,827)

Loss before income taxes and equity
  in operations of joint ventures                             (3,246)            (1,130)          (15,530)        (4,711)

(Benefit)/provision for income taxes                          (  751)        2,862            (5,138)        2,329

Loss before equity in operations of
  joint ventures                                              (2,495)            (3,992)                (10,392)        (7,040)

Equity in operations of joint
  ventures                                                    1,997          2,095             2,756          6,228

Net loss                                                    $ (  498)          $ (1,897)               $ (7,636)           $   (812)

Net loss per common share                                   $  (0.02)          $  (0.06)               $  (0.25)           $  (0.03)

Weighted average number of shares
  of common stock outstanding                               30,406        30,601                         30,378              30,583



See notes to condensed consolidated financial statements.
/TABLE

                                            OMI CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                SEPT. 30,         DEC. 31,
                                                                  1994              1993
                                             (UNAUDITED)
ASSETS
Current assets:
  Cash (including cash equivalents:
    September 1994-$22,226 and December
    1993-$34,848)                                               $  39,573        $  45,321
  Marketable securities                                             2,568            6,021
  Traffic and other receivables                                    23,786           22,842
  Other current assets                                              7,843            6,826
     Total current assets                                          73,770           81,010

Capital construction and other
  restricted funds                                                 13,258           13,786

Vessels and other property, at cost                               709,279          761,741
Less accumulated depreciation                                    (285,997)    (308,058)
Vessels and other property-net                                    423,282          453,683

Investments in, and advances to,
  joint ventures                                                   85,962           77,802
Long-term investments                                              19,507           16,912
Other assets and deferred charges                                  27,129           28,323

Total   $ 642,908                                               $ 671,516


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                                                 $  39,378        $  32,751
  Current portion of long-term debt                                18,106           15,302
     Total current liabilities                                     57,484           48,053

Long-term debt                                                    261,107          282,325
Deferred income taxes payable                                      98,717          104,003
Advance time charter revenues and
  other liabilities                                                 9,917           14,372
Minority interest in subsidiary                                     2,998            2,737

Stockholders' equity                                              212,685          220,026

Total                                                           $ 642,908        $ 671,516

See notes to condensed consolidated financial statements.
/TABLE

                                                                 OMI CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)


                                                                         Cumulative
                                   Common Stock    Capital   Retained    Translation
                                  Shares   Amount  Surplus   Earnings    Adjustment
Balance at January 1, 1994        30,615  $15,307  $128,900  $ 64,496     $ 4,912
Net loss                                                       (7,636)
Exercise of stock options             52       26       237
Issuance of restricted
 stock awards                         15        7        87
Amortization of unearned
 compensation
Net change in valuation
 account
Purchase of treasury stock
Sale of treasury stock                                  732

Balance at September 30, 1994     30,682  $15,340  $129,956  $ 56,860     $ 4,912

                                   Unearned      Unearned     Unrealized
                                 Compensation  Compensation    Gain on                Total
                                    From       Restricted    Investment  Treasury  Stockholders'
                                    ESOP         Stock          -net      Stock       Equity
Balance at January 1, 1994        $ (2,159)     $(1,057)      $ 9,709     $   (82)    $220,026
Net loss                                                                                (7,636)
Exercise of stock options                                                                  263
Issuance of restricted
 stock awards                                       (94)
Amortization of unearned
 compensation                        1,164          142                                  1,306
Net change in valuation
 account                                                         (754)                    (754)
Purchase of treasury stock                                                 (2,431)      (2,431)
Sale of treasury stock                                                      1,179        1,911

Balance at September 30, 1994     $ (  995)     $(1,009)      $ 8,955     $(1,334)    $212,685


See notes to condensed consolidated financial statements.

/TABLE

                                        OMI CORP. AND SUBSIDIARIES
                              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)




FOR THE PERIOD ENDED SEPTEMBER 30,                                           1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (7,636)       $   (812)
  Adjustments to reconcile net loss to net
    cash (used) provided by operating activities:
    (Decrease) increase in deferred taxes                                   (4,880)          3,014
    Depreciation and amortization                                           28,794          26,541
    Amortization of unearned compensation                                    1,306              68
    Gain on disposal of assets - net                                       (10,173)         (5,347)
    Equity in operations of joint ventures                                  (2,756)         (6,228)
    Other-net                                                                 (192)
  Changes in assets and liabilities:
    (Increase) decrease in receivables and other
      current assets                                                        (1,961)          7,679
    Increase (decrease) in accounts payable and
      accrued expenses                                                       6,955          (1,375)
    Advances to joint ventures - net                                        (6,683)        (13,459)
    Decrease in other assets and deferred charges                              275           4,797
    (Decrease) increase in advance time charter
      revenues and other liabilities                                        (4,343)          1,648
    Other assets and liabilities - net                                        (158)            493
  Net cash (used) provided by operating activities                          (1,452)         17,019

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                       23,690           4,000
  Proceeds from sale of marketable securities                                3,749              12
  Proceeds from sale of investments                                                          6,915
  Additions to vessels and other property                                  (14,360)        (14,477)
  Withdrawals from Capital construction and other
    restricted funds                                                                           631
  Proceeds and interest received on Capital construction
    and other restricted funds                                                (678)           (531)
  Dividends received from joint ventures                                     2,450          11,565
  Investments in joint ventures                                             (1,597)           (450)
  Net cash provided by investing activities                                 13,254           7,665

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Cash proceeds from notes payable to bank - net                                            12,000
  Cash proceeds from issuance of long-term debt                             12,050           7,000
  Net proceeds from issuance of common stock                                   263             157
  Purchase of treasury stock                                                                    (1)
  Payments on long-term debt                                               (29,863)        (41,646)
  Dividends paid                                                                            (2,140)
  Net cash used by financing activities                                    (17,550)        (24,630)

Net (decrease) increase in cash and cash equivalents                       ( 5,748)             54

Cash and cash equivalents at beginning of period                            45,321          16,850

Cash and cash equivalents at end of period                                $ 39,573        $ 16,904

See notes to condensed consolidated financial statements.

                                        OMI CORP. AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of fin-ancial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corp. and subsidiaries ("OMI" or "the Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.

Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentations.


Note 2 - Income Taxes

The benefit for income taxes for the nine months ended September 30, 1994 varied from statutory rates as follows:

     (in thousands)

     Tax benefit calculated at statutory
       rates                                          $(4,471)
     Equity in operations of joint ventures of
       $2,260,000 not tax effected as management
       considers it to be permanently invested           (791)
     Other                                                124

     Total                                            $(5,138)

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon"). These earnings are considered by management to be permanently invested in the business.


Note 3 - Supplemental Cash Flow Information

Cash payments include interest of approximately $19,105,000 and $16,093,000 for the nine months ended September 30, 1994 and 1993, respectively, and income taxes of $6,358,000 for the nine months ended September 30, 1993. There were no income taxes paid during the nine months ended September 30, 1994.

Non-cash transactions which have been excluded from the consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993 include accrued capital expenditures of $(328,000) and $2,228,000, respectively.


Note 4 - Joint Venture Information

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information, in accordance with Regulation S-X Rule 10-01(b)(1), for the three months and nine months ended September 30, 1994 and 1993 for Amazon and Wilomi are as follows:

                             For the Three Months Ended September 30,
                                Amazon                Wilomi
                             1994        1993      1994       1993
 (in thousands)
 Revenues                  $  2,102   $  3,358   $  5,464   $  5,850
 Expenses                       655      1,540      3,010      3,559
 Operating income             1,447      1,818      2,454      2,291

 Net income                $  1,467   $  1,859   $  1,357   $  1,424

                            For the Nine Months Ended September 30,
                               Amazon              Wilomi
                             1994      1993      1994      1993
 (in thousands)
 Revenues                  $  5,210  $  9,222  $ 15,400  $ 17,876
 Expenses                     4,251     3,779    10,129    10,861
 Operating income               959     5,443     5,271     7,015

 Net income                $  1,041  $  5,618  $  2,167  $  4,394

Note 5 - Net Loss per Common Share

Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because they do not have a material effect on net loss per common share.


Note 6 - Credit Lines

At September 30, 1994, OMI had available and unused a total of $65,000,000 in four short-term lines of credit with banks at variable rates based on LIBOR. Subsequent to October 1, 1994, the Company drew down $3,000,000 of a line of credit.


Note 7 - Commitments

OMI has committed with a joint venture partner to construct a vessel to be built in the Peoples Republic of China for a total cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantee to the joint venture partner.

Astilleros Espanoles, S.A. of Madrid, Spain has notified the Company that it will not proceed with the construction of the two chemical/product tankers (and two option vessels) which were the subject of a previously announced letter of intent.

Note 8 - Guaranteed Debt

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. The guaranteed portion of such debt was approximately $110,697,000 at September 30, 1994, with OMI's share of such guarantees being approximately $54,547,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at September 30, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At September 30, 1994, no such deficiencies have been funded.

Note 9 - Drydock Accrual Adjustment

In September 1994, OMI adjusted the accrual for drydock expense for its vessels by $3,336,000 ($2,168,000 after tax, or, $.07 per share). The adjustment reflects a reduction of estimated costs associated with OMI's ongoing evaluation of its drydock program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 1994 Versus September 30, 1993

OMI Corp. ("OMI" or the "Company"), is a diversified shipping company active in both the U.S. flag and international markets. OMI operates in markets for crude oil, refined petroleum, chemicals, dry bulk and LPG.

Results of operations of OMI include operating activities of the Company's domestic and foreign flag wholly-owned, leased and chartered-in vessels for the nine and three months ended September 30, 1994 and 1993.

Net Voyage Revenues

The Company's vessels are operating under a variety of charters. The nature of these arrangements is such that, without a material variation in net voyage revenues (voyage revenues less vessel and voyage expenses), the revenues and expenses attributable to a vessel employed under one type of charter or contract can differ substantially from those attributable to the same vessel if employed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's voyage revenues and vessel and voyage expenses can fluctuate sub-stantially from one period to another, even if the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the net voyage revenues derived from the vessels were to remain constant. As a result, fluctuations in voyage revenues and vessel and voyage expenses are not necessarily indicative of trends in profitability. The discussion that follows will address variations in net voyage revenues.

Net voyage revenues decreased $6,361,000 or 14 percent during the nine months ended September 30, 1994 in comparison to the corresponding 1993 period. The net decrease resulted primarily from a decline in freight rates for federal cargo assistance programs for three domestic vessels which were operating under these programs in both years, reduced revenues for three vessels that were offhire due to drydockings an aggregate of 89 days, a vessel sold in July 1994, and two vessels disposed of in October 1993. The decrease in voyage revenues was off-set, in part, by revenues generated by two vessels acquired in the fourth quarter of 1993, and increased revenue for a vessel operating on a time charter as well as 28 additional operating days in 1994. The Company's largest U.S. flag vessel, the OMI Columbia, continued to have intermittent employment for most of 1994. However, in October, the vessel began a voyage carrying grain to Bangladesh.

Voyage revenues decreased $7,234,000 or four percent during the nine months ended September 30, 1994 in comparison to the 1993 period. The net decrease resulted primarily from a reduction in revenues for three domestic vessels sold July 21, 1994, (aggregating 213 less operating days in 1994), lower rates in 1994 for six domestic vessels, three of which were operating under federal cargo assistance programs with the remaining operating in the edible oil trade, four vessels which were drydocked in 1994 for an aggregate of 105 days, two vessels which were disposed of in the fourth quarter of 1993, and a decrease in voyage revenue for three vessels, which were operating in the spot market in 1993, currently on time charters. The decreases in voyage revenue were offset, in part, by increases resulting from revenues generated by the addition of four vessels, two purchased and two chartered in during the fourth quarter of 1993, revenues from a vessel purchased in mid-1993 which operated primarily under a federal cargo assistance program, and increased revenues for a vessel, which was on a time charter in 1993, currently operating in the spot market.

Net vessel and voyage expenses decreased $873,000 or one percent. The net de-crease was primarily attributable to lower operating expenses for the three vessels sold in July 1994, two vessels disposed of in 1993, lower voyage expenses for three vessels, which operated in the spot market in 1993, currently operating on time charters, adjustments aggregating $3,336,000 over the fleet to drydock accruals, and decreased voyage expenses, specifically cargo discharging costs, for two vessels which were carrying grain cargos in 1993 compared to 1994 voyages in different trades. Decreases in vessel and voyage expenses were partially offset by expenses for a vessel purchased in the second quarter of 1993, the four vessels added during the fourth quarter of 1993, and a vessel acquired in April 1994.

Results of Operations for the Three Months Ended September 30, 1994 Versus September 30, 1993

Net voyage revenues decreased $3,604,000 or 26 percent, for the three months ended September 30, 1994 compared to the same period in 1993. Voyage revenues decreased a net of $4,130,000, and vessel and voyage expenses decreased a net of $526,000. The decreases in operating results were due primarily to lower rates earned by three vessels operating under federal programs, the three vessels sold in July 1994, and decreased revenue from a vessel laid up for 45 days during the 1994 third quarter. A portion of the decrease in results was offset by a vessel purchased in December 1993 that is operating in the spot market.

In addition, in the third quarter, OMI adjusted the accrual for drydock expense for its vessels by $3,336,000. The adjustment reflects a reduction in estimated costs associated with the Company's ongoing evaluation of its drydock program.

Other Income

Other income consists primarily of management fees received from affiliates and/or other parties and dividends. For the nine months ended September 30, 1994, other income increased $767,000 or 23 percent in comparison to the same period in 1993. The increase in 1994 resulted primarily from increased fees to manage the Ready Reserve Fleet under a new contract which began July 1, 1993, and dividend received from a foreign investment in which the Company holds a minority position.

Other income decreased $334,000 or 20 percent in the third quarter of 1994 compared to the third quarter of 1993.

Other Operating Expenses

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. These expenses increased $3,406,000 in the nine months ended September 30, 1994. Depreciation expense increased eight percent due to the shortening of the useful lives of six domestic vessels and the purchase of four vessels, offset by the termination of depreciation for the three vessels sold in July 1994. General and administrative expenses increased 11 percent primarily from increased professional fees, salaries, travel, marketing and occupancy costs.

Other operating expenses increased $219,000 or two percent for the three months ended September 30, 1994 compared to the three months ended September 30, 1993, primarily due to an increase in depreciation expense and general and administrative expenses.

Other Income (Expense)

Other income (expense) consists of gain on disposal of assets-net, interest expense-net, minority interest and other-net. The increase in net other expense of $1,819,000 or 21 percent for the nine months ended September 30, 1994 over the same period in 1993 is primarily due to the increase in interest expense pertaining to the issuance of $170,000,000, 10.25 percent Senior Notes ("Notes") in November 1993. The Company repurchased $5,800,000 of these Notes in the third quarter of 1994 which will result in a decrease in interest expense in the future. In addition, the Company pre-paid $9,496,000 in debt on the OMI Columbia which will further reduce interest expense.

Net other expense decreased $2,041,000 or 93 percent primarily due to the gain on sale of three vessels in the third quarter of 1994 offset by increased interest expense on the Notes in comparison to the 1993 quarter.

Benefit for Income Taxes

The benefit for income taxes of $5,138,000 and $751,000 for the nine and three months, respectively, ended September 30, 1994 varied from statutory rates by excluding the tax effect on the equity in operations of joint ventures, other than Amazon Transport, Inc., as management considers such earnings to be permanently invested.

Equity in Operations of Joint Ventures

Equity in operations of joint ventures for nine months ended September 30, 1994, was $2,756,000 or $3,472,000 less than the $6,228,000 equity recorded for the nine months ended September 30, 1993. The decline in 1994 is primarily due to a vessel in a 49 percent owned joint venture which operated under a time charter until July 1993 at which time it began operating in the spot market at lower rates. Additionally, two other 49 percent owned joint ventures experienced declines in earnings pertaining to three vessels which operated in the spot market in both years and for start-up costs of a product tanker revenue pool
formed in December 1993.   These declines were offset, in part, by the gain on
the sale of a vessel owned by a 49.9 percent joint venture.

Equity in operations of joint ventures was $1,997,000 in the third quarter of 1994 compared to $2,095,000 in the third quarter of 1993. The decline in equity for the quarter is primarily due to the decline in revenue from two vessels owned by two 49 percent joint ventures, and OMI's portion of the pool losses in 1994. Losses have been offset by a reduction in drydock expense recorded by various joint ventures and a reduction in depreciation due to the extension of the useful lives of five vessels in two joint ventures.

Balance Sheet

The decrease in Marketable securities of $3,453,000 or 57 percent, from December 31, 1993 to September 30, 1994 was due to the sale of 747,225 shares of Chiles Offshore Corporation (now Noble Drilling Corporation) stock during February 1994.

The increase of $2,595,000 or 15 percent in long-term investment is primarily due to the recording of the unrealized gain on securities available for sale as of September 30, 1994.

Liquidity and Capital Resources

The Company's working capital of $16,286,000 at September 30, 1994 was $16,671,000 or 51 percent less than working capital of $32,957,000 at December 31, 1993. Cash and cash equivalents of $39,573,000 decreased $5,748,000 or 13 percent from the balance of $45,321,000 at December 31, 1993. During the nine months ended September 30, 1994, the source of the Company's liquidity was issuance of debt and sale of vessels. The Company used such proceeds for the prepayment of certain debt.

For the nine months ended September 30, 1994, net cash used by operating activities was $1,452,000 which was a decrease of $18,471,000 or 109 percent from net cash provided by operations of $17,019,000 for the comparable period in 1993.

Net cash provided by investing activities was $13,254,000 in the first nine months of 1994 versus net cash provided by investing activities of $7,665,000 in the first nine months of 1993. On July 21, 1994, OMI received proceeds of $23,682,000 from the sale of three domestic vessels for a gain of approximately $7,177,000.
The Company also received $2,450,000 in dividends from Amazon Transport, Inc. ("Amazon") in 1994 and $11,565,000 in 1993. All joint venture earnings are considered to be permanently invested, with the exception of Amazon, and are not available for distribution. There is no certainty that Amazon will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from Amazon to improve liquidity.

With the issuance of the $170,000,000 Notes on November 3, 1993, the Company improved its liquidity and financial position and, together with its four unused short-term lines of credit aggregating $62,000,000, is in the position to meet all current and future obligations, and to acquire replacement and additional vessels as the opportunity and need arises. OMI has purchased $5,800,000 of its Senior Notes at a discount, which allowed it to reduce its future interest charges.

During the nine months ended September 30, 1994, OMI received cash from other significant activities:


        *   proceeds of $12,050,000 from the issuance of long-term debt, and

        *   proceeds of $3,749,000 received from the sale of Chiles stock.

Other significant disbursements during the nine months ended September 30, 1994 were:

        * $29,863,000 payments on long-term debt, including approximately $15,000,000 of prepayments;

        *   additions to vessels and other property of $14,360,000, and

        * investment in joint ventures of $1,597,000, primarily for contribu-tions towards a new vessel acquired by a joint venture in January 1994.

Commitments

OMI has committed, with a joint venture partner, to construct a vessel to be built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantee to the joint venture partner.

Astilleros Espanoles, S.A. of Madrid, Spain has notified the Company that it will not proceed with the construction of the two chemical/product tankers (and two option vessels) which were the subject of a previously announced letter of intent.

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $110,697,000 at September 30, 1994, with OMI's share of such guarantees being approximately $54,547,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at September 30, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At September 30, 1994, no such deficiencies have occurred which have required funding.

                                            PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

            None.

Item 2 - Changes in Securities

            None.

Item 3 - Defaults upon Senior Securities

            None.

Item 4 - Submission of Matters to a Vote of Security Holders

            None.

Item 5 - Other Information

            None.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

        10.46 Parallel Maritime Inc., a 49 percent owned joint venture of OMI, ratifies and confirms the making of the Backup Guarantee in favor of Anders Wilhelmsen & Co. relating to a Shipbuilding Contract dated 3-11-94 between Parallel to Dalian New Shipyard/China Shipbuilding, Trading
                    Co., Ltd.

        10.47 Release of First Preferred Ship Mortgages on the OMI Charger and OMI Champion in exchange for guarantees made by OMI Courier Transport, Inc. and OMI Patriot Transport, Inc.
                    to Den norske under the Credit Agreement dated 2-19-93. Guarantees to be secured by First Preferred Ship Mortgages on the COURIER and PATRIOT.

        27.01       Financial data schedule for September 30, 1994.

        99.01 Press Release on August 10, 1994 announcing that OMI entered into a letter of intent with Astilleros Espanoles, S.A.
                    of Madrid, Spain, for the construction of two chemical product tankers.

        99.02 Press Release on October 24, 1994 announcing that OMI obtained Certificates of Financial Responsibility (COFRS) from the U.S. Coast Guard.

        99.03 Press Release on October 28, 1994 announcing third quarter earnings.

        99.04 Press Release on November 7, 1994 announcing that OMI will not proceed with the construction of the two vessels announced in Exhibit 99.01.

        b.       Reports on Form 8-K

                 None.

                                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     OMI CORP.


                                                   (REGISTRANT)





Date:  November 9, 1994           By:/s/Jack Goldstein
                                                  Jack Goldstein
                                                  President and Chief Executive
                                                    Officer



Date:  November 9, 1994           By:/s/Vincent de Sostoa
                                                  Vincent de Sostoa
                                                  Senior Vice President/Finance
                                                    and Chief Financial Officer