Form 10-K
OMI CORP
filed 1995-03-30
CIK 732780

As filed with the Securities and Exchange Commission on March 30, 1995
 ===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1994

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    YES      NO  X
                                        ---     ---

          Aggregate market value of Registrant's voting stock, held by non-affiliates, based on the closing price on the New York Stock Exchange as of the close of business on March 23, 1995:

                                 $168,706,643.

               Number of shares of the Registrant's Common Stock
                       outstanding as of March 23, 1995:

                                  30,673,935.

     The following document is hereby incorporated by reference into Part III of this Form 10-K:

(1) Portions of the OMI Corp. 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

================================================================================

                                               INDEX

                                      ------------------------

                                               PART I


           Items                                                                                  Page(s)
           -----                                                                                  -------
            1 and 2.   Business and Properties ...............................................       1-8

            3.         Legal Proceedings .....................................................         8

            4.         Submission of Matters to a Vote of Security Holders ...................         8
                       Executive Officers of OMI .............................................         8

                                              PART II

            5.         Market for OMI's Common Stock and Related Stockholder Matters .........         9

            6.         Selected Financial Data ...............................................        10

            7.         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations ................................................     10-14

            8.         Financial Statements and Supplementary Data ...........................     15-50

            9.         Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure .................................................        51

                                              PART III

           10.         Directors and Executive Officers of OMI ...............................        51

           11.         Executive Compensation ................................................        51

           12.         Security Ownership of Certain Beneficial Owners and Management ........        51

           13.         Certain Relationships and Related Transactions ........................        51

                                              PART IV

           14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K .......     51-53

                       SIGNATURES ............................................................        54

                                     PART I

Items 1 and 2. BUSINESS AND PROPERTIES

General

     OMI Corp. ("OMI" or the "Company"), organized under the laws of the State of Delaware on July 19, 1968, is currently located at 90 Park Avenue, New York, New York pursuant to a sublease which expires in 1999. The telephone number is
(212) 986-1960.

     The Company owns solely or through joint ownership or charters-in a fleet of 43 vessels which includes tankers, dry bulk carriers, a liquid petroleum gas ("LPG") carrier and an ore/bulk/oil ("OBO") carrier as follows:

   34 tankers         -- 8 U.S. flag, aggregating 422,393 metric tons ("dwt.");
                           21 foreign flag, aggregating 2,314,315 dwt; and 5 chartered-in foreign flag, aggregating 461,627 dwt.

    7 bulk carriers   -- 3 U.S. flag, aggregating 136,404 dwt.;
                           and 4 foreign flag, aggregating 262,176 dwt.

    1 LPG carrier     -- foreign flag, 49,880 dwt.

    1 OBO carrier     -- foreign flag, 71,879 dwt.

NOTE: Approximately 17% of the owned and jointly-owned tonnage is under charters extending beyond year-end 1995.

     There are two aspects to vessel operations, technical operation, which involves maintaining, crewing and insuring, and commercial operation, which involves arranging the business of the vessel. OMI is technical and commercial operator of all U.S. flag vessels it owns or leases. OMI became technical operator at the beginning of 1995 of vessels which had in prior years been technically operated by an independent operator. OMI, either individually or through a joint venture, is technical operator of its wholly-owned foreign flag vessels except for an LPG carrier which is operated by an independent manager. Technical and commercial operation of the jointly-owned vessels is allocated to OMI or its joint venture partner based primarily on the experience of the entity with the type and size of vessel.

     The Company's vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a named total amount. All operating costs are for the operator's account. A single voyage (generally two to ten weeks) charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage is commonly known as a "consecutive voyage" charter.

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

     The following table sets forth certain information with respect to the Company's vessels all of which are wholly-owned by the Company except the OMI HUDSON and the OMI STAR, which are chartered-in under bareboat charters, the SETTEBELLO, WHITE SEA, WILOMI ALTA, WILOMI TANANA, WILOMI YUKON, ELBE, MARITIME MOSAIC, MARITIME OMI, MARITIME NANCY and MARITIME CONQUEROR which are jointly-owned, and the chartered-in crude tankers. The vessels which are not operated by a joint venture partner or by an independent manager or operator are operated by the Company.

                                                                                              Dead-
                                                                                             Weight       Charter
                                                        Type of                  Year(1)     Metric       Expira-
 Name of Vessel                                         Vessel                    Built      Tonnage      tion(2)
---------------                                         -------                  -------     -------      -------
 U.S. Flag Vessels:
     OMI COLUMBIA (3) .........................  Crude Oil Tanker                  1974      138,698       Spot
     OMI DYNACHEM (4) .........................  Chemical/Product Carrier          1981       51,668      05/97
     OMI HUDSON (4) ...........................  Chemical/Product Carrier          1981       51,668      05/97
     OMI STAR (4) .............................  Chemical/Product Carrier          1970       37,711      05/97
     PATRIOT ..................................  Product Carrier                   1976       35,662       Spot
     RANGER ...................................  Product Carrier                   1976       35,662       Spot
     COURIER ..................................  Product Carrier                   1977       35,662       Spot
     ROVER ....................................  Product Carrier                   1977       35,662       Spot
     OMI MISSOURI .............................  Dry Bulk Carrier                  1983       49,672       Spot
     OMI SACRAMENTO ...........................  Dry Bulk Carrier                  1983       49,672       Spot
     PLATTE ...................................  Dry Bulk Carrier                  1982       37,060       Spot
                                                                                             -------
       Total U.S. Flag Operating Fleet: 11 Vessels .....................................     558,797
                                                                                             =======

  Foreign Flag Vessels:
     SETTEBELLO (5) ...........................  Crude Oil Carrier                 1983      322,446       Spot
     PROMISE ..................................  Crude Oil Carrier                 1978      268,038       Spot
     WHITE SEA (6) ............................  Crude Oil Carrier                 1975      155,702       Spot
     CAIRO SEA ................................  Crude Oil Carrier                 1975      154,719       Spot
     TRINIDAD SEA .............................  Crude Oil Carrier                 1974      154,605       Spot
     WILOMI ALTA (6) ..........................  Crude Oil Carrier                 1990      146,251      05/95
     CZANTORIA ................................  Crude Oil Carrier                 1975      146,104       Spot
     SOKOLICA .................................  Crude Oil Carrier                 1975      145,649      07/97
     WILOMI TANANA (6) ........................  Crude Oil Carrier                 1992      141,720      05/95
     COLORADO .................................  Crude Oil Carrier                 1980       86,648      05/97
     OCEAN SPIRIT .............................  Crude Oil Carrier                 1982       61,388       Spot
     WILOMI YUKON (6) .........................  Product Carrier                   1992       99,195      03/95
     PANDA ....................................  Product Carrier                   1987       83,651      09/95
     ELBE (7) .................................  Product Carrier                   1984       66,800       Spot
     NILE .....................................  Product Carrier                   1981       65,755       Spot
     VOLGA ....................................  Product Carrier                   1981       65,689      01/96
     LIMAR ....................................  Product Carrier                   1988       29,999      07/95
     PAULINA ..................................  Product Carrier                   1984       29,993      04/95
     ALMA .....................................  Product Carrier                   1988       29,994      01/96
     PAGODA ...................................  Product Carrier                   1988       29,996       Spot
     PATRICIA .................................  Product Carrier                   1984       29,973      04/95
     EBRO .....................................  Ore/Bulk/Oil Carrier              1978       71,879       Spot
     MARITIME MOSAIC (7) ......................  Dry Bulk Carrier                  1993       73,657       Spot
     MARITIME OMI (7) .........................  Dry Bulk Carrier                  1994       72,800       Spot
     MARITIME NANCY (7) .......................  Dry Bulk Carrier                  1990       72,136      04/96
     MARITIME CONQUEROR (7) ...................  Dry Bulk Carrier                  1983       43,583      11/95
     GENERAL ..................................  LPG Carrier                       1975       49,880      03/97
                                                                                           ---------
       Total Foreign Owned Fleet: 27 Vessels ...........................................   2,698,250
                                                                                           ---------
       5 Chartered-in Crude Tankers (8) ................................................     461,627
       Total Foreign Flag Operating Fleet: 32 Vessels ..................................   3,159,877
                                                                                           ---------
         Total OMI Fleet: 43 Vessels ...................................................   3,718,674
                                                                                           =========

                                                                                       (Footnotes on next page)

----------------

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (including jointly-owned) at year-end 1994 is 12.4 years.

(2) Expiration dates do not reflect charterers' options for extensions or cancellations.

(3)  Rebuilt in 1983 under Wrecked Vessels Act, 46 U.S.C. Section 14.

(4) The vessels are time chartered to a 50% owned affiliate at rates dependent upon the performance of the affiliate.

(5)  Joint ownership with Bergesen d.y. A/S, Norway.

(6)  Joint ownership with an affiliate of Anders Wilhelmsen & Co., Norway.

(7) Joint ownership with an affiliate of International Maritime Carriers Limited ("IMC"), Hong Kong and chartered into pools operated by IMC.

(8)  Time chartered-in under charters expiring in 1995 and 1996.

     A brief description of the functions of the various types of vessels owned or operated by the Company is set forth below:

     Product Carrier  -- Normally carries refined petroleum products such as gasoline, naphtha and kerosene.

     Chemical Tanker  -- Normally carries various types of liquid chemicals.

     Crude Tanker     -- Normally carries crude oil and dirty products.

     Dry Bulk Carrier -- Carries dry bulk products such as coal, ore, grain and fertilizer.

     LPG Carrier      -- Carries various petroleum gas products in liquid form.

     OBO Carrier      -- Carries liquid petroleum or dry bulk products.

     The Company has agreed to joint ownership of an additional vessel to be delivered from a shipyard in China, to be jointly-owned with an affiliate of Anders Wilhelmsen & Co. All of the Company's joint ownership arrangements involve beneficial ownership by the Company of 49 to 50%.

     As of December 31, 1994, OMI's U.S. flag ships were subject to mortgages and bonds in the aggregate principal amount of approximately $48,775,000 and OMI's foreign flag ships (not including debt of jointly-owned ships) were subject to mortgages in the aggregate principal amount of approximately $55,090,000. The Company and its joint venture partners are also several guarantors, in proportion to their respective beneficial ownership, of certain loan transactions relating to the joint ventures. The aggregate amount of such debt is approximately $110,697,000, with OMI's share being approximately $54,547,000.

     The Company owns 80% of OMI Petrolink Corp. ("Petrolink"), a Houston-based company which renders lightering services for large tankers in the U.S. Gulf. Petrolink charters-in, for varying term periods, such vessels as are necessary to satisfy the needs of its customers. OMI Offshore Marine Services, Inc. ("Offshore Marine"), a subsidiary of Petrolink with its principal office in Sabine Pass, Texas, at year-end managed five offshore support boats and one crew boat. The boats, owned by Petrolink, have also provided support for rigs and platforms in the Gulf of Mexico.

     The Company's wholly-owned subsidiary, OMI Ship Management, Inc., continues to provide technical services to the U.S. Maritime Administration for six vessels in the Ready Reserve Fleet Program under a multi-year contract. From time to time, OMI Ship Management also manages vessel conversion contracts for various U.S. government agencies.

     In March, 1995 OMI sold its entire equity interest in Noble Drilling Corporation ("Noble") which was then about 3.75% of the outstanding common stock of Noble.

     The Company is a party to an agreement with Hvide Marine, Inc. ("Hvide"), Fort Lauderdale, Florida, a privately-held corporation with significant bulk shipping operations, to charter on a long-term basis to Ocean Specialty Tankers Corp. ("OSTC") several U.S. flag chemical/petroleum product carriers. The OMI DYNACHEM, the OMI HUDSON and the OMI STAR and two similar vessels controlled by Hvide have been time chartered to OSTC, a Houston-based company with expertise in marketing parcel tankers. Net proceeds from OSTC's operations are shared among the vessels in accordance with mutually agreed formulas. OMI and Hvide each own a 50% interest in OSTC.

     During 1992, Ecomarine USA, a partnership with Ecoventures, Inc., an affiliate of Ecolmare, SpA, was formed to build environmental vessels offering a comprehensive oil spill service, a marine pollution control service, and a marine monitoring and mapping service, but failed to develop successfully. The Company has written off its investment and entered into an agreement to sell its interest.

Customers

     Payments to the Company under the Public Law 480/416 ("PL 480") federal programs accounted for approximately 16% of the Company's consolidated voyage revenues for 1994. No other charterer accounted for 10% or more of OMI's consolidated revenues. For information about major customers, see Note 13 to OMI's Notes to Consolidated Financial Statements.

U.S. Subsidies

     The Merchant Marine Act, 1936, as amended (the "Merchant Marine Act"), permits domestic shipping companies to establish a tax-deferred fund called a Capital Construction Fund ("CCF") for such purposes as acquiring qualified vessels for use in certain U.S. flag trades, reconstruction of existing vessels and payment of principal on certain existing indebtedness. The Company maintains a CCF as well as a Reserve Fund maintained in connection with its Title XI financed vessels. Pursuant to a Dual Use Agreement, monies on deposit in the Reserve Fund have the tax deferred aspects of a CCF. As of December 31, 1994, the balance in the CCF and Reserve Fund was approximately $12,961,000.

     Operating cost differentials favor foreign ships in worldwide commerce. However, because United States laws restrict U.S. coastwise trade (generally transport of cargo by sea from one U.S. port to another) to U.S. built, U.S. flag ships, foreign flag ships cannot compete for U.S. coastwise cargoes.

     To encourage U.S. flag vessels to engage in foreign trade, the Merchant Marine Act provides for direct subsidies to equalize the disparity between the costs of U.S. operations and construction and the costs of foreign operations and construction. A qualified shipowner may apply for a contract with the Maritime Subsidy Board of the U.S. Department of Transportation (the "Board") whereby a portion of the costs of operating a U.S. flag vessel is subsidized. Certain restrictions are placed on operations and dividends. The subsidy resulting from this is known as an Operating-Differential Subsidy ("ODS"). Similarly, the Board may grant a construction subsidy for the construction of a U.S. flag vessel in a U.S. shipyard. This is characterized as a Construction-Differential Subsidy ("CDS"). Vessels built with CDS or operating with ODS are not presently permitted in the U.S. coastwise trade during the term of restrictions associated with these programs except on a case-by-case waiver basis. A shipowner has filed suit to clarify the length of the term of coastwise trading restrictions associated with the CDS program. The United States Government is defending its current interpretation of these restrictions in this lawsuit. Congress has not appropriated funds for new ODS or CDS contracts since 1981. While legislative proposals have been made to revise and extend an operating subsidy program for a limited number of U.S. flag vessels, none has been enacted and no current legislation is pending which would provide subsidy for tankers or dry bulk carriers.

     Four of the Company's U.S. flag tankers were constructed with CDS and are eligible for ODS and two of the Company's U.S flag dry bulk carriers became eligible for ODS in January 1990 under an ODS sharing program approved by the Board. The tankers also qualify for non-coastwise U.S. military cargo. The bulk carriers have historically been employed primarily in the carriage of U.S. government generated preference cargoes. Recently they have been trading in foreign trade where they are eligible for ODS. During such charters or whenever the vessels are used for non-coastwise U.S. military cargo or in the preference trades, they are not eligible for ODS. In 1994, the Company received benefits of ODS payments. The ODS contracts expire in 1996 and 1997, after which the vessels may be reflagged (assuming permission of the Maritime Administration is obtained) or trade in the coastwise trade (assuming that a suit to block vessels built with CDS from entering such trade is not successful).

     The Export Administration Act ("EAA"), which provides the strictest restrictions under U.S. law of exports on Alaskan North Slope oil, was to expire June 30, 1994 but has been extended by Presidential Executive Order to June 30, 1995. The U.S. Canada Free Trade Agreement Implementation Act of 1988 contains a provision allowing Canada access to a maximum of 50,000 barrels per day of North Slope Alaska crude oil provided such oil is shipped on U.S. flag vessels.

     Legislation to reauthorize the EAA, and separate legislation to eliminate restrictions on the export of Alaskan North Slope oil provided that exports are carried on U.S. flag vessels, have been introduced into Congress. The Administration has advised Congress it supports removal of the restrictions, subject to certain conditions including that exports be carried on U.S. flag vessels.

     A lawsuit by the State of Alaska is challenging the restrictions on export of Alaskan North Slope Oil as unconstitutional was dismissed in its entirety last year. An appeal is pending.

     The Company has changed its opinion as to the effect on it of removal of the restrictions and now believes that if the export restrictions are rescinded or allowed to lapse, U.S. flag vessels would be utilized to carry the exported oil and that the OMI COLUMBIA would be chartered, with no material detriment resulting to the remainder of the Company's fleet. That vessel has spent most of the last three years without business and a charter for it would be materially beneficial for the Company.

     The U.S. Canada Free Trade Agreement Implementation Act of 1988 contains a provision allowing Canada access to a maximum of 50,000 barrels per day of North Slope Alaskan crude oil provided such oil is shipped on U.S. flag vessels, and the U.S. Commerce Department has proposed allowing the export of 25,000 barrels per day of heavy crude oil produced off the coast of California.

     Legislation was passed and signed into law in 1985 to extend the requirement to utilize U.S. flag vessels under the PL 480 program (by which the U.S. Government sells or donates surplus grain for export to developing countries) from its historic 50% level to 75% over a three year period. Currently, most food aid programs are at the 75% level but several have still remained at the 50% level. This program benefits the Company's three U.S. flag dry bulk carriers and several of its U.S. flag tankers. This extension of the cargo preference law was opposed by many agricultural interests and the Administration. While the 75% level was retained in the 1990 Farm Bill, the program is opposed by farm and other interests and there is no assurance that the program will withstand future legislative tests. Further, the amount of cargo shipped under the program in 1994 was far lower than that in 1993, resulting in much lower freight rates. It is not expected that there will be improvement in 1995.

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

     Additionally, U.S. law requires that, to be eligible for U.S. coastwise trade, a corporation owning a vessel must be at least 75% U.S. owned. In order to assure compliance with this citizenship requirement, the Restated Certificate of Incorporation of the Company authorizes, and the Board of Directors has adopted, a By-law authorizing the Board to determine a minimum percentage of outstanding shares of common stock of the Company that must be held by U.S. citizens. The minimum percentage established by the Board now stands at 77% and officers of the Company have been authorized to set such percentage higher, if deemed advisable. The Board has also adopted procedures for establishing the citizenship of the Company's stockholders. The Company's stock certificates (otherwise identical) are identified as "Domestic Share Certificates" (certificates representing shares issued to United States citizens) and "Foreign Share Certificates" (certificates representing shares issued to persons who are non-U.S. citizens). Any purported transfer of shares represented by a Domestic Share Certificate to a non-U.S. citizen that would cause the level of ownership by U.S. citizens to drop below the minimum set by the Board of Directors will not be recorded on the registration books of the Company and will be ineffective to transfer the shares or any voting, dividend or other rights in respect thereof. The By-laws authorize the Company to make all determinations with respect to the validity of any transfer under these provisions and any such decision by the Company is final and binding.

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

     The Oil Pollution Act of 1990 ("OPA") affects all vessel owners shipping oil or hazardous materials to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust Fund. OPA requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994; furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-in schedule that is based on size and age, unless the tankers are retrofitted with double hulls. In addition, the law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers, 5,000 dwt and over contracted after July 6, 1993 to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased-out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that after mid-1995 existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tankers ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25. The U.S. has not accepted these IMO regulations as they recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA. In addition, with respect to the IMO SBT requirement and timetable, the U.S. Coast Guard has published a preliminary rule which will require that all tankers over 5,000 gross tons, regardless of age, if traded in U.S. ports to be fitted with SBT. This rule, if enacted, would take effect within three years after publication of the final rule. These rules would affect the Company's foreign flag vessels and U.S. vessels trading outside the United States, but the effect is not likely to be material since the Company normally does not operate non-coastwise vessels which are that old. While most of the Company's existing vessels would eventually be unable to trade by virtue of OPA or the IMO regulations, the useful lives of the vessels would have been fully depreciated and their useful lives to the Company completed by the time the restrictions affected them.

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

     The Company believes that compliance with applicable environmental and pollution laws and regulations has not had and is not expected to have a material adverse effect upon its competitive position; however, the Company's financial position, value and useful life of its vessels and results of operations may be affected as a result of OPA and other environmental laws and regulations.

     Regulations issued by the USCG pursuant to OPA provided a new method for determining whether vessel operators had the financial capability to satisfy certain liability requirements of OPA. USCG set a deadline of December 28, 1994 for tanker owners to obtain Certificates of Financial Responsibility ("COFRs"). The Company obtained COFRs for all but one of its tankers without cost to it. Because of the decrease in its equity, the Company anticipates it will need to obtain COFRs for that vessel and one additional vessel through commercial sources.

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

Employees and Labor Relations

     On December 31, 1994, the Company and its subsidiaries had approximately 964 employees, of whom approximately 848 were seagoing employees. The Company's seagoing employees which serve aboard its U.S. flag vessels are covered by collective bargaining agreements with various maritime unions, all of which expire in June 1996. Together with other maritime employers, the Company is obligated through these agreements to contribute to various multi-employer pension and health and welfare and other plans. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. It is not anticipated that the Company will be in such a position, but it is possible that the failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1994.

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

     OMI's results of operations and cash flow may be significantly affected by future charter markets because only 17% of OMI's tonnage is on charters extending beyond year-end 1995.

     At December 31, 1994, net book values of vessels exceeded their tax bases by approximately $207,264,000. Accordingly, if such vessels were disposed of at prices at or near book value, the Company's liability for taxes on the resulting taxable gain would be substantial. See Note 5 to OMI's Consolidated Financial Statements set forth in Item 8.

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

     OMI assets have a low tax basis and a relatively large deferred tax liability due to the following practices:

     1) OMI has employed monies held in it's CCF, for the acquisition of qualified U.S. flag tonnage. The depreciable tax base of such assets is reduced by the amount of the tax savings related to the CCF monies employed.

     2) Prior to enactment of the 1986 Tax Reform Act, OMI utilized accelerated depreciation for tax purposes in determining earnings on its foreign flag vessels. Accelerated depreciation on foreign flag vessels is no longer permitted. Accelerated depreciation for tax purposes is allowed on U.S. flag vessels. The tax on the difference between accelerated and book depreciation is recorded as a deferred tax liability.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1994.

                           EXECUTIVE OFFICERS OF OMI

     Set forth below are the names, ages, position and office, term and year appointed of all of the Company's executive officers as of March 23, 1995.


                                                                                            Age         Year
                                                                                           as of      Appointed
  Name                                          Position and Office Held                  3/23/95     to Office
  ----                                          ------------------------                  -------    ----------

  Michael Klebanoff ....................   Chairman of the Board                            74           1983
  Jack Goldstein .......................   President and Chief Executive Officer            56           1986
  Craig H. Stevenson, Jr. ..............   Executive Vice President and Chief               41           1993
                                            Operating Officer
  Vincent J. de Sostoa .................   Senior Vice President, Treasurer and Chief       50           1989
                                            Financial Officer
  Fredric S. London ....................   Senior Vice President, Secretary and             47           1987
                                            General Counsel
  Judith K. Blackman ...................   Vice President                                   52           1995
  Kathleen C. Haines ...................   Vice President/Controller                        40           1994
  Richard Halluska .....................   Vice President                                   47           1993
  William A.G. Hogg ....................   Vice President                                   57           1994
  Anthony Naccarato ....................   Vice President                                   49           1987
  William Osmer ........................   Vice President                                   40           1994
  Kenneth Rogers .......................   Vice President                                   39           1994
  Thomas M. Scott ......................   Vice President                                   38           1995


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

     The following are descriptions of other occupations or positions that the other executive officers of the Company have held during the last five years:

     Jack Goldstein was appointed President and Chief Executive Officer of the Company in April 1986.

     Craig H. Stevenson, Jr. was elected Executive Vice President and Chief Operating Officer in November 1994. He was elected Senior Vice
President/Chartering of the Company in August 1993. For five years prior thereto he was President of Ocean Specialty Tankers Corp., a marketing manager for several of the Company's chemical tankers.

     Vincent de Sostoa was elected Chief Financial Officer in January, 1994. He was elected Senior Vice President/Finance of the Company in January 1989.

     Fredric S. London was elected Senior Vice President of the Company in December 1991. He was elected Vice President of the Company in December 1988.

     Judith Blackman was elected Vice President of the Company in January, 1995. She was Director of the Office of Cargo Preference for the United States Maritime Administration the three previous years and prior to that time was an employee in the chartering department at the Company.

     Kathleen C. Haines was elected Vice President and Controller of the Company in January 1994. She was elected Assistant Vice President and Controller in December 1992. Prior thereto, Ms. Haines was Assistant Controller.

     Richard Halluska was elected Vice President of the Company in July 1993. He was elected Assistant Vice President of the Company in December 1989.

     William A.G. Hogg was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in June 1987.

     Anthony Naccarato was elected Vice President of Human
Resources/Administration in October, 1993. He was elected Vice President/Labor Relations of the Company in June 1987.

     William Osmer was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in December 1986.

     Kenneth Rogers was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in December 1990. Prior thereto, Mr. Rogers was Ship Manager.

     Thomas M. Scott was elected Vice President of the Company in February, 1995. He was Ship Manager starting in September, 1991 and was elected Assistant Vice President/Operations in 1993. Prior thereto he was Port Captain for International Maritime Carriers for one year and prior thereto Marine Superintendent for Marine Transport Lines.

                                    PART II

Item 5. MARKET FOR OMI CORP.'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

     The Company listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM). Previously, the Company's common stock initially traded on the over-the-counter market on January 4, 1984, began trading on the NASDAQ National Market System on February 18, 1986, and on January 27, 1989 was listed for trading on the American Stock Exchange. As of March 23, 1995, the number of holders of OMI common stock was approximately 5,122.

Payment of Dividends to Stockholders

     On June 15, 1993, the Board voted to declare special dividends rather than adhere to a regular dividend policy. For the years ended December 31, 1993 and 1994, there were no dividends declared.

     In 1992 dividends were paid at $0.07 per share on July 23, 1992 and January 21, 1993 to stockholders of record June 26, 1992 and December 28, 1992, respectively.



          1994 Quarter                    1st       2nd       3rd      4th
          ------------                   -----     -----     -----    -----

          High ........................   8         7 1/8     6 7/8    6 3/4
          Low .........................   6 1/4     6         5 3/4    5 7/8


          1993 Quarter                    1st       2nd       3rd      4th
          ------------                   -----     -----     -----    -----

          High ........................   5 5/8     6 1/4     7        7
          Low .........................   3 7/8     4 3/4     5 5/8    6 1/8

Item 6. SELECTED FINANCIAL DATA

                           OMI CORP. AND SUBSIDIARIES
                    (In thousands, except per share amounts)

                                                                    For the years ended December 31,
                                                       -------------------------------------------------------
                                                         1994        1993        1992       1991        1990
                                                       --------    --------    --------   --------    --------
Income Statement Data:
     Revenues ........................................ $266,796    $270,479    $265,529   $284,758    $242,145
     Other income ....................................    5,439       4,699       5,685      3,956       3,132
     Depreciation and amortization ...................   37,770      35,441      35,483     34,688      30,993
     Provision for losses:
      Impaired value of vessel .......................   14,798
      Lease obligation ...............................   19,800
     Operating (loss) income .........................  (48,084)      1,902      12,195     54,713      33,884
     Gain (loss) on disposal of assets--net ..........   10,222       4,401      (1,146)       105
     Provision for writedown of investments ..........   (1,250)     (1,625)    (16,183)
     Interest expense ................................   28,808      21,788      23,983     29,527      28,521
     Equity in operations of joint ventures ..........    5,402       5,544       9,059     12,259       9,907
     Net (loss) income ...............................  (37,865)     (8,747)    (11,424)    29,876      14,117
     Net (loss) income per common share ..............    (1.24)      (0.29)      (0.36)      0.94        0.44
     Cash dividends declared on common stock .........                             0.14       0.14        0.10

Other Financial Data:
     Cash dividends received from joint ventures ..... $  2,477    $ 11,823               $  5,880
     Cash and cash equivalents .......................   31,797      45,321    $ 16,850     26,158    $ 21,404
     Vessels and other property--net .................  400,998     453,683     458,564    499,010     519,305
     Investments in, and advances to joint ventures ..   81,868      77,802      78,492     74,894      51,654
     Total assets ....................................  605,132     671,516     644,443    678,618     684,483
     Current portion of long-term debt ...............   18,900      15,302      40,820     32,505      43,192
     Long-term debt ..................................  253,239     282,325     222,435    242,311     266,837
                                                       --------    --------    --------   --------    --------
     Total debt ......................................  272,139     297,627     263,255    274,816     310,029
                                                       --------    --------    --------   --------    --------
     Total stockholders' equity ......................  179,676     220,026     218,391    229,551     209,543

                See Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OMI Corp. ("OMI" or the "Company"), is a highly diversified major bulk shipping company operating in both the U.S. flag and international markets. Its operating fleet currently totals 43 vessels, including nine joint venture vessels and five chartered-in tankers, aggregating approximately 3.7 million deadweight ("dwt."). One Suezmax tanker is currently under construction and scheduled to be delivered mid-1996 to a 49 percent owned joint venture. The Company also has significant investments in other marine related activities, including lightering of large crude carriers in the Gulf of Mexico and workboat supply services.

     Results of operations of OMI include operating activities of the Company's domestic and foreign wholly-owned, leased and chartered-in vessels.

FISCAL YEARS 1994, 1993 AND 1992

Results of Operations

     Net voyage revenues is defined as voyage revenue less vessel and voyage expenses. The Company's vessels operate on time charters, short-term time charters, bareboat charters, voyage (or "spot") charters, or in accordance with other contractual arrangements involving one of the four mentioned charters. Each type of charter or arrangement connotates a method by which revenue and expenses are recorded. Under a time charter, revenue is usually based on daily or monthly rates, the charterer assumes certain operating expenses, such as bunkers and port charges, and the length of the charter ranges from one to five years. Short-term time charters have similar characteristics as time charters but are usually less than one year. Bareboat charters are similar to time charters but the charterer assumes all operating expenses and the revenue rate may be lower due to the additional costs covered by the charterer. Under a voyage charter, revenues are based on amount of cargo carried, most expenses are for the owner's account and the length of the charter is generally short-term. Revenues may be higher in the spot market as the owner has to cover more costs. As a result of fluctuations in voyage revenues and expenses due to the nature of the charter, the discussion below addresses variations in net voyage revenues to show trends in profitability.

     In 1991, the majority of OMI's fleet was operating under long-term time charter agreements which provided stable earnings. In 1992, many of the time charters terminated and net voyage revenues declined $41,611,000 or 39 percent in that year. As a result of weak worldwide economic conditions and lower demand for petroleum products, profitable time charters were no longer available, and spot rates were fluctuating. As revenues were reduced as a result of lower rates, costs increased, partially due to regulatory changes, new environmental laws and increased operating costs for vessels and crews. As a result of the Oil Pollution Act of 1990, OMI sustained a substantial increase in insurance costs in 1992, which leveled off in 1993. In 1993, net voyage revenues decreased $10,299,000 or 16 percent from 1992, and continued to decrease in 1994 by $11,841,000 or 21 percent due to market conditions. During the latter part of 1994, rates in the international tanker fleet began improving. Revenue for the domestic fleet, however, has declined from 1993 to 1994 based on changes in both government programs and business available for certain types of vessels. Domestic operations are expected to continue to be uncertain in 1995.

YEAR ENDED DECEMBER 31, 1994 VERSUS DECEMBER 31, 1993

Net Voyage Revenues

     Net voyage revenues of $44,217,000 for the year ended December 31, 1994 decreased $11,841,000 or 21 percent as compared to the year ended December 31, 1993. The decrease was primarily attributable to the U.S. flag fleet, which accounted for a $14,364,000 decline in revenues. This decline was offset by $2,523,000 in net increases in the foreign fleet. The majority of the decrease in domestic revenues is attributable to three dry bulk carriers which have been operating under a U.S. government sponsored foreign aid program ("PL480") for the distribution of agricultural products. In 1993, there was a large volume of cargo available under this program, especially for shipment to the Commonwealth of Independent States. In fact, there was so much cargo moved under this program that in 1993 and the first few months of 1994, four U.S. flag tankers also participated in this program. As a result of reductions in subsidized cargoes, there was much less tonnage available under this program in 1994 with even less tonnage expected to be available in 1995.

     Although the PL480 voyages were profitable in 1994, the rates earned declined due to increased competition for less cargo. As the program decreased in volume the four U.S. flag tankers moved into the vegetable oil trade at lower profit margins and two of the bulkers are currently transporting grain in the commercial market. The four U.S. flag tankers and two of the bulkers share four Operating-Differential Subsidy ("ODS") contracts, under which the Company is eligible to receive subsidy on commercial foreign cargoes. The subsidy covers part of the expenses incurred for personal and indemnity insurance, crew and maintenance and repairs.

     Another reason for the decrease in domestic net revenues was that three vessels built in 1969 were sold in July 1994, resulting in 213 less operating days as compared to 1993.

     The OMI Columbia, the largest of OMI's domestic vessels, has been operating in the spot market or laid up since its redelivery from a time charter in 1992. In 1993, the OMI Columbia was laid up for 288 days as there was no business for the vessel. There was some improvement in 1994, with net voyage revenues of $636,000 primarily from five spot charters, four consecutive voyages in the Alaskan North Slope trade and one in PL480 trade. During the past few years Alaskan crude oil production has decreased and distribution favors short hauls. Additionally, there is a law restricting exports on Alaskan North Slope oil imposed by Congress. Alaska favors lifting the export ban specifically because sales of crude oil outside the U.S. would get higher prices. Legislation to retain the export ban and the restrictions on exports has been extended until June 30, 1995. Separate legislation has been introduced to Congress to eliminate restrictions on export of Alaskan North Slope oil.

     Increases in foreign net voyage revenues were primarily the result of purchasing of two crude oil tankers in December 1993. These vessels were on bareboat charters with a steady inflow of revenues when they were purchased until the charters terminated in July and August 1994. At that time the two vessels entered the spot market as crude oil rates began to improve in the international markets. Additional increases in net voyage revenues were from three profitable time charters, one of which continued from 1993 with a higher rate in 1994, and the other two were for vessels previously in the spot market.

     OMI periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undiscounted cash flows over the remaining life of each vessel. During its last review the Company determined that the carrying value of one of its chemical/product vessels, operating in coastal trade for liquid chemicals in a marketing pool with a joint venture, exceeded the forecasted estimated undiscounted future net cash flows from operations. An impairment loss of $14,798,000, measured by the excess of the vessel's carrying value over its estimated fair value, based on appraised values from two ship brokers, was recognized and reported as a separate component of operating expenses in the Consolidated Statement of Operations. Additionally, a similar loss was recognized as a separate component of operating expenses, for the forecasted loss from operations of an almost identical vessel chartered-in under an operating lease through 2006, operating in the same marketing pool. The recognized loss of $19,800,000 was based on estimated undiscounted cash flows, excluding from rent expense an amount representative of the interest component of the lease agreement, through the lease expiration date.

Other Income

     Other income consists primarily of management fees, insurance premiums received from affiliates and/or other parties and dividend income on investments. During the year ended December 31, 1994, other income increased $740,000 or 16 percent, as compared to 1993. The increase in 1994 comprises dividend income received on a five percent owned investment in a company, insurance premiums collected from affiliates and increased fees from the U.S. government to manage vessels in the Ready Reserve Fleet.

Other Operating Expenses

     The Company's operating expenses other than vessel and voyage expenses and provision for losses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the year ended December 31, 1994, these expenses increased $4,287,000 or seven percent. Depreciation increased seven percent due to the shortening of lives of six domestic vessels and the purchase of four vessels, offset by the termination of depreciation for the three vessels sold in July 1994. General and administrative expenses increased 13 percent primarily due to costs associated with downsizing international operations and severance agreements.

Other Income (Expense)

     Other income (expense) consists of gain on disposal of assets-net, provision for writedown of investments, interest expense, interest income, minority interest in subsidiary and other-net. The decrease in net other expense of $435,000 or two percent for the year ended December 31, 1994 over the same period in 1993 is due to the sale of the three domestic vessels in July 1994 for a net gain of $7,178,000, compared with gains from the sale of OMI Petrolink Corp. ("Petrolink") workboats and marketable securities in 1993. Interest expense increased in 1994 by $7,020,000 due primarily to the interest accrued at
10.25 percent on Senior Notes (the "Notes"), of which $160,650,000 were outstanding at December 31, 1994. Interest income increased $1,105,000 because of interest earned on invested proceeds of the Notes.

Benefit for Income Taxes

     The benefit for income taxes of $22,305,000 for the year ended December 31, 1994 varied from statutory rates primarily because deferred taxes are not recorded for the equity in operations of joint ventures other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"), as management considers such earnings to be permanently invested.

     In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 (the "Act") which increased OMI's corporate tax rate of 34 percent to 35 percent. A retroactive provision of $3,044,000 for deferred income taxes was made in 1993 to comply with the provisions of the Act.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures of $5,402,000 was $142,000 or three percent less in 1994 than in 1993. The decline in equity is primarily due to a vessel owned by Amazon which was operating under a time charter until July 1993, at which time it began operating in the spot market at lower rates with idle time between voyages. Additionally, Wilomi, Inc. ("Wilomi") and White Sea experienced declines in earnings pertaining to three vessels which operated in the spot market in both years. These declines were offset, in part, by the gain on the sale of a vessel owned by Mosaic Alliance Corporation and operating activity from a vessel delivered in January 1994 to Geraldton Navigation Inc. ("Geraldton"). During January 1995, Geraldton sold one of its vessels for a gain.

Balance Sheet

     The increase in Marketable securities and the decrease in Long-term securities is due primarily to the reclassification of all Noble Drilling Corporation ("Noble") shares to current assets as all shares were sold in March 1995. Fair value of the 2,503,389 common shares in Marketable securities was $14,394,000 at December 31, 1994. The decrease in Long-term securities was offset in part by an increase due to the unrealized gain of $609,000 on 125,000 shares of SEACOR Holdings, Inc.

YEAR ENDED DECEMBER 31, 1993 VERSUS DECEMBER 31, 1992

Net Voyage Revenues

     Net voyage revenues of $56,058,000, decreased $10,299,000 or 16 percent, for the year ended December 31, 1993 from the prior year. The decreases in domestic net voyage revenues of $11,609,000 were offset in part by increases in foreign operations of $1,310,000. The net decrease resulted primarily from increased idle time between voyages for five domestic vessels (aggregating 541 more offhire days in 1993 than in 1992) while continuing to incur port expenses and other daily expenses. The net decrease was also attributable to three domestic vessels operating in a profit sharing pool, four vessels operating on time charters that were offhire a total of 144 days for drydocking, loss of revenue for two vessels disposed of, and reduced revenue from Petrolink resulting from reduced volume of its lightering operations in 1993 and the sale of seven workboats.

Other Income

     During the year ended December 31, 1993, other income decreased $986,000, or 17 percent, compared to 1992. The decrease in 1993 resulted primarily from a payment of $1,000,000 from Wilomi during the first quarter of 1992, which was paid in accordance with a contractual agreement relating to the construction contract of a vessel delivered, offset by increases in fees from the U.S. government for the management of vessels in the Ready Reserve Fleet.

Other Operating Expenses

     For the year ended December 31, 1993, these expenses decreased a net $992,000 or two percent, as compared to the year ended December 31, 1992. The primary causes of the decrease in 1993 in general and administrative expenses were a change in health insurance coverage for employees, a decrease in other employee benefits and a reduction in legal fees.

Other Income (Expense)

     For the year ended December 31, 1993, net other expense decreased $21,633,000, or 55 percent, as compared to 1992. The net decrease resulted primarily from the writedown of $13,094,000 on Chiles Offshore Corporation stock ("Chiles") during 1992. In addition, decreases during 1993 also resulted from the $2,190,000 gain from the sale of seven workboats of Petrolink, gain from the sale of Chiles stock of $4,086,000 and the decrease in interest expense resulting from both lower interest rates and a decrease in outstanding principal balance of debt during the year prior to issuing $170,000,000 in Senior Notes in November 1993, offset in part by losses on the sale of a 50 percent owned joint venture and a 25 percent equity investment aggregating approximately $1,554,000.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures of $5,544,000 was $3,515,000 or 39 percent less in 1993 than in 1992. Joint venture equity was less in 1993 primarily due to a gain on sale of a vessel owned by Wilomi in April 1992, which increased OMI's equity by approximately $4,826,000. This decline, along with a decline in profits for the vessel owned by Amazon, resulting from the termination of its time charter in 1993 and lower profits being earned in the spot market, were offset by decreases in operating losses in 1993 compared to 1992 incurred by a partnership, Ecomarine USA and increased equity in operating results of White Sea, a joint venture formed during December 1992.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $23,161,000 at December 31, 1994 was $9,796,000 or 30 percent less than $32,957,000 at December 31, 1993. Cash and cash equivalents of $31,797,000 decreased $13,524,000 or 30 percent from the balance of $45,321,000 at December 31, 1993. For the year ended December 31, 1994, net cash provided by operating activities was $871,000 which was a decrease of $29,252,000 or 97 percent from net cash provided by operations of $30,123,000 for the year ended 1993.

     During 1994, the source of the Company's liquidity was primarily from the proceeds of $23,703,000 received from the sale of the three domestic vessels in July 1994, the issuance of debt of $12,050,000, proceeds received from the sale of Chiles stock of $3,749,000, and a cash distribution of $2,450,000 from Amazon.

     The primary uses of cash during 1994 were scheduled debt payments of $16,963,000 and prepayments of debt of $19,484,000. OMI repurchased $9,350,000 of the Notes for a gain of $753,000 during 1994, and repurchased an additional $4,100,000 for a gain of $431,000 in the first quarter of 1995. Other uses of cash were the purchase of a foreign flag vessel at a cost of $12,050,000, capital improvements on vessels of $3,268,000, capital contributions of $2,847,000 to joint ventures, and $1,033,000 in proceeds from sales of investments in and interest on the Capital Construction and other restricted funds that was reinvested in the fund.

     On March 3, 1995, OMI sold all its shares of Noble stock for $12,360,000 and recognized a gain of $7,806,000.

     The Company anticipates cash from operations in 1995 to improve liquidity and its financial position as it recovers from a depressed market. With its four unused lines of credit aggregating $65,000,000 at December 31, 1994, OMI is in the position to meet its current and future obligations, and to acquire and dispose of vessels as opportunity and need arises.

COMMITMENTS

     OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered mid-1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantor to the joint venture partner. OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $110,697,000 at December 31, 1994, with OMI's share of such guarantees being approximately $54,547,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at December 31, 1994, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

     The Company and its joint ventures partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1994, no such deficiencies have occurred which have required funding.

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

  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          OMI CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share data)

                                                                            For the Years Ended December 31,
                                                                         -------------------------------------
                                                                           1994           1993          1992
                                                                         --------       --------      --------
Revenues:
  Voyage revenues ....................................................   $261,357       $265,780      $259,844
  Other income (Note 2) ..............................................      5,439          4,699         5,685
                                                                         --------       --------      --------
    Total revenues ...................................................    266,796        270,479       265,529
                                                                         --------       --------      --------
Operating Expenses:
  Vessel and voyage ..................................................    217,140        209,722       193,487
  Depreciation and amortization ......................................     37,770         35,441        35,483
  Operating lease ....................................................      6,400          6,666         6,473
  Provision for losses (Note 11):
    Impaired value of vessel .........................................     14,798
    Lease obligation .................................................     19,800
  General and administrative .........................................     18,972         16,748        17,891
                                                                         --------       --------      --------
    Total operating expenses .........................................    314,880        268,577       253,334
                                                                         --------       --------      --------
Operating (loss) income ..............................................    (48,084)         1,902        12,195
                                                                         --------       --------      --------
Other Income (Expense):
  Gain (loss) on disposal of assets--net (Note 12) ...................     10,222          4,401        (1,146)
  Provision for writedown of investments (Notes 1, 2, 4) .............     (1,250)        (1,625)      (16,183)
  Interest expense ...................................................    (28,808)       (21,788)      (23,983)
  Interest income ....................................................      2,843          1,738         2,000
  Minority interest in income of subsidiary ..........................       (304)          (649)         (244)
  Other-net ..........................................................       (191)
                                                                         --------       --------      --------
    Net other expense ................................................    (17,488)       (17,923)      (39,556)
Loss before income taxes and equity in operations of joint ventures ..    (65,572)       (16,021)      (27,361)
Benefit for income taxes (Note 5) ....................................     22,305          1,730         6,878
                                                                         --------       --------      --------
Loss before equity in operations of joint ventures ...................    (43,267)       (14,291)      (20,483)
Equity in operations of joint ventures (Note 2) ......................      5,402          5,544         9,059
                                                                         --------       --------      --------
Net loss .............................................................   $(37,865)       $(8,747)     $(11,424)
                                                                         ========        =======      ========
Net loss per common share (Note 1) ...................................   $  (1.24)       $ (0.29)     $  (0.36)
                                                                         ========        =======      ========
Weighted average number of shares of common stock outstanding ........     30,417         30,590        31,654
                                                                         ========        =======      ========


                                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                    December 31
                                                                                 ------------------
                                                                                   1994       1993
                                                                                 --------   --------
                                             ASSETS
Current assets:
Cash, including cash equivalents of: 1994, $19,734; 1993, $34,848
  (Notes 1, 4) ...............................................................   $ 31,797   $ 45,321
Marketable securities (Notes 1, 4) ...........................................     14,415      6,021
Advances to masters ..........................................................        635        503

Receivables:
  Traffic ....................................................................     16,364     11,932
  Other ......................................................................      9,442     10,910
Prepaid expenses and other current assets ....................................      8,726      6,323
    Total current assets .....................................................     81,379     81,010
                                                                                 --------   --------
Capital Construction and other restricted funds (Notes 1, 3, 4) ..............     12,961     13,786
                                                                                 --------   --------
Vessels and other property (Note 1):
  Vessels (Note 3) ...........................................................    686,763    753,819
  Other property .............................................................      8,636      7,922
                                                                                 --------   --------
    Total vessels and other property .........................................    695,399    761,741
Less accumulated depreciation ................................................    294,401    308,058
                                                                                 --------   --------
    Vessels and other property--net ..........................................    400,998    453,683
                                                                                 --------   --------
Investments in, and advances to joint ventures ...............................     81,868     77,802
Long-term securities (Notes 1, 4) ............................................      3,075     16,912
Other assets and deferred charges ............................................     24,851     28,323
                                                                                 --------   --------
    Total ....................................................................   $605,132   $671,516
                                                                                 ========   ========


                See notes to consolidated financial statements.

                                                                                    December 31,
                                                                                ---------------------
                                                                                  1994         1993
                                                                                --------    ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................    $  6,842     $  4,125

  Accrued liabilities:
    Voyage and vessel ......................................................      22,075       20,238
    Interest ...............................................................       4,563        5,202
    Other (Note 11) ........................................................       5,838        3,186
  Current portion of long-term debt (Notes 3, 4) ...........................      18,900       15,302
                                                                                 -------     --------
    Total current liabilities ..............................................      58,218       48,053
                                                                                 -------     --------
Advance time charter revenues and other liabilities (Note 11) ..............      31,509       14,372
Long-term debt (Notes 3, 4) ................................................     253,239      282,325
Deferred income taxes (Note 5) .............................................      79,448      104,003
Minority interest in subsidiary ............................................       3,042        2,737
Commitments and contingencies (Note 14)

Stockholders' equity:
 Common stock, $0.50 par value, 80,000,000 shares authorized; 30,672,268 and 30,615,434 shares issued and outstanding,
  1994 and 1993, respectively (Note 8) .....................................      15,336       15,307
 Capital surplus (Note 6) ..................................................     129,919      128,900
 Retained earnings (Note 3) ................................................      26,631       64,496
 Cumulative translation adjustment .........................................       4,912        4,912
 Unearned compensation--employee stock ownership trust (Note 7) ............        (663)      (2,159)
 Unearned compensation--restricted stock (Note 8) ..........................        (941)      (1,057)
 Unrealized gain on securities, net of deferred taxes of $3,060 in 1994 and
  $5,228 in 1993 (Notes 1, 4) ..............................................       5,684        9,709
 Treasury stock (Note 6) ...................................................      (1,202)         (82)
                                                                                 -------     --------
    Total stockholders' equity .............................................     179,676      220,026
                                                                                 -------     --------
    Total ..................................................................    $605,132     $671,516
                                                                                ========     ========


                See notes to consolidated financial statements.

                                            OMI CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                               For the Years Ended December 31,
                                                                             ----------------------------------
                                                                               1994         1993        1992
                                                                             --------     --------    --------
Cash Flows Provided by Operating Activities:
  Net loss ................................................................  $(37,865)    $ (8,747)   $(11,424)
  Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Decrease in deferred income taxes ...................................   (22,387)      (4,720)    (14,040)
      Depreciation and amortization .......................................    37,770       35,441      35,483
      Amortization of unearned compensation ...............................     1,630          456         148
      (Gain) loss on disposal of assets--net ..............................   (10,222)      (4,401)      1,146
      Provision for losses on vessel/lease ................................    34,598
      Provision for writedown of investments ..............................     1,250        1,625      16,183
      Other--net ..........................................................      (554)
      Equity in operations of joint ventures (over) under dividends
        received ..........................................................    (4,410)       6,279      (9,059)

  Changes in assets and liabilities:
      (Increase) decrease in receivables and other current assets .........    (5,499)       8,302       6,984
      Increase (decrease) in accounts payable and accrued liabilities .....     4,391         (448)      1,277
      Advances to joint ventures--net .....................................       196       (6,657)     (7,056)
      Decrease (increase) in other assets and deferred charges ............     2,261       (2,992)       (626)
      (Decrease) increase in advance charter hire and other liabilities ...      (981)       5,382      (7,025)
      Other assets and liabilities--net ....................................       693          603          (5)
                                                                             --------    ---------    --------
        Net cash provided by operating activities .........................       871       30,123      11,986
                                                                             --------    ---------    --------
Cash Flows Provided (Used) by Investing Activities:
  Proceeds from disposition of vessels and other property .................    23,703       12,178      16,708
  Proceeds received from sale of marketable securities ....................     3,749           12         447
  Additions to vessels and other property .................................   (15,318)     (36,548)    (22,624)
  Contributions to Capital Construction and other restricted funds ........                             (3,750)
  Withdrawals from Capital Construction and other restricted funds ........                    916       4,256
  Proceeds and interest received and reinvested in Capital
    Construction and other restricted funds ...............................    (1,033)        (650)     (1,218)
  Investments in joint ventures ...........................................    (2,847)      (3,724)     (2,648)
  Return of investment in joint venture ...................................     1,485
  Purchase of long-term securities ........................................                             (4,795)
  Proceeds received on note receivable ....................................                    300
  Proceeds received from sale of investments ..............................                  6,915
                                                                             --------    ---------    --------
     Net cash provided (used) by investing activities .....................     9,739      (20,601)    (13,624)
                                                                             --------    ---------    --------
Cash Flows (Used) Provided by Financing Activities:
  Proceeds and payments on notes payable to bank--net .....................                (13,500)     13,500
  Proceeds from issuance of long-term debt ................................    12,050      177,000      59,496
  Net proceeds from issuance of common stock ..............................       263          218          29
  Purchase of treasury stock ..............................................                     (1)     (2,658)
  Payments on long-term debt ..............................................   (36,447)    (142,628)    (73,557)
  Dividends paid ..........................................................                 (2,140)     (4,480)
                                                                             --------    ---------    --------
     Net cash (used) provided by financing activities .....................   (24,134)      18,949      (7,670)
                                                                             --------    ---------    --------
 Net (decrease) increase in cash and cash equivalents .....................   (13,524)      28,471      (9,308)
 Cash and cash equivalents at beginning of year ...........................    45,321       16,850      26,158
                                                                             --------    ---------    --------
 Cash and cash equivalents at end of year .................................  $ 31,797    $  45,321    $ 16,850
                                                                             ========    =========    ========


                                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992
                     (In thousands, except per share data)

                                                                                                             Unearned
                                                 Common Stock                                Cumulative    Compensation
                                             --------------------     Capital     Retained   Translation       From
                                              Shares      Amount      Surplus     Earnings   Adjustment        ESOP
                                              ------      ------      -------     --------   -----------   ------------


Balance at January 1, 1992 .............      31,853      $15,927     $137,435     $ 89,011     $4,912       $(10,486)
Net loss ...............................                                            (11,424)
Dividends ($0.14 per share) ............                                             (4,384)
Tax benefit for dividends on unallocated
  ESOP shares ..........................                                                 40
Amortization of unearned compensation ..
Exercise of stock options ..............           6            3           26
Payment of ESOP loan ...................                                                                        1,141
Purchase and retirement of ESOP shares .                                                                        6,825
Purchase of treasury stock .............
Retirement of treasury stock ...........      (1,291)        (646)      (8,756)
Unrealized loss on investment--net .....
Realized loss on investment ............
                                              ------      -------     --------     --------     ------        -------
Balance at December 31, 1992 ...........      30,568       15,284      128,705       73,243      4,912         (2,520)

Net loss ...............................                                             (8,747)
Exercise of stock options ..............          47           23          195
Amortization of unearned compensation ..                                                                          361
Unrealized gain on investment ..........
Purchase of treasury stock .............
                                              ------      -------     --------     --------     ------        -------
Balance at December 31, 1993 ...........      30,615      $15,307     $128,900     $ 64,496     $4,912        $(2,159)
Net loss ...............................                                            (37,865)
Exercise of stock options ..............          52           26          237
Issuance of restricted stock awards ....          15            8           86
Forfeiture of restricted stock awards ..         (10)          (5)         (71)
Amortization of unearned compensation ..                                                                        1,496
Net change in valuation account ........
Purchase of treasury stock .............
Sale of treasury stock .................                                   767
                                              ------      -------     --------     --------     ------        -------
Balance at December 31, 1994 ...........      30,672      $15,336     $129,919     $ 26,631     $4,912        $  (663)
                                              ======      =======     ========     ========     ======        =======

                                            Unearned
                                          Compensation    Unrealized                     Total
                                           Restricted       Gain on       Treasury    Stockholders'
                                              Stock      Securities--Net    Stock        Equity
                                              -----      ---------------  --------    -------------



Balance at January 1, 1992 .............    $ (1,300)       $(5,948)                    $229,551
Net loss ...............................                                                 (11,424)
Dividends ($0.14 per share) ............                                                  (4,384)
Tax benefit for dividends on unallocated
  ESOP shares ..........................                                                      40
Amortization of unearned compensation ..         148                                         148
Exercise of stock options ..............                                                      29
Payment of ESOP loan ...................                                                   1,141
Purchase and retirement of ESOP shares .                                   $ (6,825)
Purchase of treasury stock .............                                     (2,658)      (2,658)
Retirement of treasury stock ...........                                      9,402
Unrealized loss on investment--net .....                     (3,057)                      (3,057)
Realized loss on investment ............                      9,005                        9,005
                                            --------        -------        --------     --------
Balance at December 31, 1992 ...........      (1,152)                           (81)     218,391
Net loss ...............................                                                  (8,747)
Exercise of stock options ..............                                                     218
Amortization of unearned compensation ..          95                                         456
Unrealized gain on investment ..........                      9,709                        9,709
Purchase of treasury stock .............                                        (1)           (1)
                                            --------        -------        --------     --------
Balance at December 31, 1993 ...........    $ (1,057)       $ 9,709       $    (82)     $220,026
Net loss ...............................                                                 (37,865)
Exercise of stock options ..............                                                     263
Issuance of restricted stock awards ....         (94)
Forfeiture of restricted stock awards ..          76
Amortization of unearned compensation ..         134                                       1,630
Net change in valuation account ........                     (4,025)                      (4,025)
Purchase of treasury stock .............                                     (2,431)      (2,431)
Sale of treasury stock .................                                      1,311        2,078
                                            --------        -------        --------     --------
Balance at December 31, 1994 ...........    $   (941)       $ 5,684        $ (1,202)    $179,676
                                            ========        =======        ========     ========






                See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)

Note 1--Summary of Significant Accounting Policies

     Principles of Consolidation--The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50 percent owned by OMI Corp. ("OMI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence over operating and financial policies, are accounted for by the equity method. Accordingly, net income includes OMI's share of the earnings of these companies.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses on voyages are provided for in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period.

     Accounting for Investments in Securities--The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of December 31, 1993. In applying SFAS 115, investments in marketable securities have been classified by management as available-for-sale and are carried at fair value. Net unrealized gains or losses are reported as a separate component of stockholders' equity. Upon adoption of SFAS 115, the Company recorded a net unrealized gain of $9,709,000, net of deferred taxes of $5,228,000. Adjustments are made to net income for any impairment in value that is deemed to be other than temporary. Realized gains and losses on the sales of securities are recognized in net income on the specific identification basis.

     Capital Construction and Other Restricted Funds--The Capital Construction Fund ("CCF") is restricted to provide for replacement vessels, additional vessels or reconstruction of vessels built in the United States. The other restricted funds are to be used to pay certain of the Company's debt. These funds can be used at the discretion of the Company upon receipt of written approval from the Maritime Administration.

     Vessels and Other Property--Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. The useful lives of the vessels range from 20 to 30 years. Salvage value is based upon a vessel's light weight tonnage multiplied by a scrap rate.

     The Company periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undiscounted cash flows over the remaining life of each vessel (see Note 11).

     Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate.

     Goodwill--Goodwill, recognized in business combinations accounted for as purchases, of $17,868,000 before accumulated amortization of $3,260,000 and $2,559,000 at December 31, 1994 and 1993, respectively, is being amortized over 25 years.

     Net Loss per Common Share--Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options (see Note
8) have not been included in the computation because their effect would be anti-dilutive.

     Income Taxes--OMI files a consolidated Federal income tax return which includes all its domestic subsidiary companies. Deferred income taxes are recorded under the provisions of SFAS 109, "Accounting for Income Taxes" (see
Note 5).

     Postemployment Benefits--In 1994, the Company adopted SFAS 112, "Employers' Accounting for Post-employment Benefits". Adoption of this statement did not have a material effect on the Company's financial position or results of operations.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)



     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1994, 1993 and 1992, interest paid totaled approximately $29,447,000, $20,647,000 and $25,429,000, respectively.
For the years ended December 31, 1993 and 1992, income taxes paid were approximately $6,413,000, and $7,628,000, respectively. There were no income taxes paid during 1994.

     Reclassifications--Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

Note 2--Investments in Joint Ventures

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                                 Percent of
                                                                 Ownership
                                                                 -----------
Amazon Transport, Inc. ("Amazon") ..........................        49.0
Aurora Management Ltd. ("Aurora") ..........................        49.9(1)
Aurora Tankers Ltd. ........................................        49.9
Aurora Tankers Pte. Ltd. ...................................        49.9
Aurora Tankers (UK) Ltd. ...................................        49.9
Ecomarine USA ..............................................        49.0
Gainwell Investments Ltd. ..................................        25.0
Geraldton Navigation Company Inc. ..........................        49.9(2)
Grandteam Ship Management Ltd. .............................        50.0
Greeley Management Ltd. ("Greeley") ........................        49.9(1)
K/S Palawan Princess .......................................        25.0(3)
Mosaic Alliance Corporation ("Mosaic") .....................        49.9
Mundogas Orinoco Ltd. ......................................        50.0(4)
Ocean Specialty Tankers Corp. ("OSTC") .....................        50.0
Vanomi Management, Inc. ....................................        50.0
White Sea Holdings Ltd. ("White Sea") ......................        49.0
Wilomi, Inc. ("Wilomi") ....................................        49.0
-------------------

(1)  Joint ventures terminated July 1, 1993.

(2) During January 1995, Geraldton Navigation Company Inc. sold a vessel at a gain.

(3)   The joint venture sold its primary asset in January 1994.

(4) OMI sold its investment in Mundogas Orinoco Ltd. on May 4, 1993 for $1,363,000.

     OMI has entered into management service agreements with certain of its joint ventures, wherein the Company acts as technical and/or commercial manager for certain of the ventures' vessels. Management fees relating to services rendered to joint ventures aggregated $820,000, $699,000 and $567,000 for the years ended December 31, 1994, 1993 and 1992, respectively. During 1992, OMI received a $1,000,000 payment from Wilomi, which is included in other income.

     In 1994, Mosaic owned 893,800 shares of OMI common stock acquired on the open market at an aggregate cost of $4,595,000 and also sold 600,000 of these shares. OMI's equity in these shares is accounted for as treasury stock (see
Note 6).

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

                                                                                                   December 31,
                                                                                        -------------------------------
                                                                                           1994       1993       1992
                                                                                         --------   --------   --------
Results of operations:
 Revenues ............................................................................   $120,707   $118,769   $107,994
 Operating income ....................................................................     18,661     17,410     12,797
 Gain on disposal of assets, net .....................................................      2,976                 9,845
 Net income ..........................................................................     11,741     10,869     17,405

Net Assets:
 Current assets ......................................................................   $ 64,236   $ 44,445   $ 47,704
 Vessels and other property, net .....................................................    303,876    283,792    256,808
 Other assets ........................................................................      9,605     22,880     33,829
                                                                                         --------   --------   --------
Total assets .........................................................................   $377,717   $351,117   $338,341
                                                                                         --------   --------   --------
Less:
 Current liabilities .................................................................     39,414     30,956     39,024
 Long-term debt ......................................................................    171,045    156,839    131,132
 Other liabilities ...................................................................      2,833      2,023     13,535
                                                                                         --------   --------   --------
Total liabilities ....................................................................    213,292    189,818    183,691
                                                                                         --------   --------   --------
Shareholders' and partners' equity ...................................................   $164,425   $161,299   $154,650
                                                                                         ========   ========   ========


     During 1994, 1993 and 1992, OMI chartered three vessels to OSTC for $26,689,000, $24,269,000, and $27,260,000, respectively. These amounts are included in revenues of OMI as the operations of OSTC are not consolidated.

     During 1994, OMI wrote down its investment in Aurora Tankers Ltd. by $1,250,000 to recognize the estimated loss on exiting the joint venture. The Company has written off its investment in Ecomarine, $1,625,000 in 1993 and $1,982,000 in 1992, and has entered into an agreement to sell its interest in the partnership which is expected to conclude in the second quarter of 1995.

     In 1994, the Company received distributions from Amazon of $2,450,000 and Greeley of $27,000. In 1993, dividends of $4,410,000 and $258,000 were received from Amazon and Aurora, respectively.

     Certain of the loan agreements to which the Company's joint ventures are party contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the joint ventures to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of the joint ventures to make certain investments, to place additional liens on their property, to incur additional long-term debt, to make certain payments (including in certain instances, dividends), to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)

Note 3--Long-Term Debt and Credit Arrangements

     Long-term debt consists of the following:

                                                                                       December 31,
                                                                               ------------------------
                                                                                 1994            1993
                                                                               --------        --------
     10.25% unsecured Senior Notes due 11/01/03 .............................  $160,650        $170,000
     Bonds and mortgage notes secured by vessels:
      5.35% to 10.1% payable in varying installments to 2006 ................    20,013          36,390
      Mortgage notes at variable rates above
       the London Interbank Offering Rate ("LIBOR")
       in varying installments to 2002(1) ...................................    83,852          82,181
     Unsecured notes payable to an affiliate at 5.0% to 1996 ................     7,624           8,881
     Other ..................................................................                       175
                                                                               --------        --------
     Total ..................................................................   272,139         297,627
     Less current portion of long-term debt .................................    18,900          15,302
                                                                               --------        --------
     Long-term debt .........................................................  $253,239        $282,325
                                                                               ========        ========

 -------------------

(1) Rates at December 31, 1994 ranged from approximately 5.125 percent to 7.75 percent.

     Aggregate maturities during the next five years are $18,900,000, $16,703,000, $15,930,000, $20,423,000 and $13,407,000.

     In November 1993, the Company issued $170,000,000 in unsecured Senior Notes ("Notes") due November 1, 2003. The Notes are not redeemable prior to November 1, 1998; thereafter, the Notes are redeemable at the option of the Company at a premium until November 1, 2000 when the Notes will be redeemable at face value, plus accrued interest. During 1994, OMI repurchased $9,350,000 of the Notes for a gain of $753,000. Bonds of a domestic subsidiary of OMI in the amount of $20,013,000 at December 31, 1994 are collateralized by a mortgage on a vessel. Bonds of domestic subsidiaries aggregating $36,390,000, including the amounts due within one year, were collateralized by mortgages on specific vessels at December 31, 1993. Such bonds are guaranteed as to the principal and interest by the U.S. Government under the Title XI program. These security arrangements restrict the subsidiary from, among other things, the withdrawal of capital, the payment of common stock dividends and the extending of loans to affiliated parties.

     At December 31, 1994, vessels with a net book value of $248,487,000, investments of $12,961,000 (included in Capital Construction and other restricted funds in the accompanying consolidated balance sheets) and shares of a subsidiary and a joint venture with an aggregate carrying value of $21,034,000 have been pledged as collateral on available lines of credit with banks and on long-term debt issues.

     Certain of the loan agreements of the Company's subsidiaries contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. As dividend payments are limited to 50 percent of net income earned subsequent to issuance of the Notes, none of the retained earnings at December 31, 1994 were available for payment of dividends.

     At December 31, 1994, OMI had available and unused a total of $65,000,000 in four lines of credit with banks at variable rates, based on LIBOR.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)

     OMI has entered into interest rate SWAP agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1994 and 1993, the Company had outstanding three and four, respectively, interest rate SWAP agreements with commercial banks. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 7.83 percent to 9.02 percent. The differential to be paid or received on these interest rate SWAP agreements is recognized as an adjustment to interest expense over the lives of the agreements. The interest rate SWAP agreements have various maturity dates from December 1995 to February 1999. The changes in the notional principal amounts are as follows:


                                                                                    1994           1993
                                                                                  --------       --------
        Notional principal amount, beginning of year ...........................  $ 69,650       $112,162
        Reductions of notional amounts .........................................    (6,300)        (6,300)
        Maturity/termination of SWAPS ..........................................   (25,000)       (36,212)
                                                                                  --------       --------
        Notional principal amount, end of year .................................  $ 38,350       $ 69,650
                                                                                  ========       ========


     Interest expense pertaining to interest rate SWAPS for the years ended December 31, 1994, 1993 and 1992 was $2,100,000, $2,914,000 and $4,332,000,
respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate SWAP agreements. However, OMI does not anticipate non-performance by the counter-parties.

Note 4--Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                       1994                        1993
                                                              ---------------------      ----------------------
                                                              Carrying       Fair        Carrying        Fair
                                                                Value        Value         Value         Value
                                                              --------     --------       --------     --------
Cash and cash equivalents .................................   $ 31,797     $ 31,797       $ 45,321     $ 45,321
Marketable securities .....................................     14,415       14,415          6,021        6,021
Capital Construction and other restricted
  funds ...................................................     12,961       12,961         13,786       13,786
Long-term securities ......................................      3,075        3,075         16,912       16,912
Long-term debt ............................................    272,139      255,547        297,627      306,003
Unrecognized financial instruments:
  Interest rate SWAPS in a net payable position ...........                    (631)                     (4,865)


     The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of interest rate SWAPS (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate SWAP agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the SWAP counter-parties.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


     Securities available-for-sale included in Marketable securities, Capital Construction and other restricted funds, and Long-term securities consist of the following components at December 31,


                                                                        1994                       1993
                                                                 ----------------------    ----------------------
                                                                  Fair       Unrealized     Fair      Unrealized
                                                                  Value      Gain (Loss)    Value     Gain (Loss)
                                                                 -------     -----------   -------    -----------
Current:
  2,503,389 common shares of Noble Drilling
    Corporation ("Noble") ....................................   $14,394      $ 9,840
  1,200,000 common shares of Chiles Offshore
    Corporation ("Chiles") ...................................                             $ 6,000      $ 4,478
  Miscellaneous Securities ...................................        21                        21

Long-term:
  125,000 common shares of SEACOR Holdings, Inc. .............     2,484          609
  12,500 B Capital shares of Sundal Collier & Co. a.s. .......       591                       591
  2,885,077 common shares of Chiles ..........................                              14,446       10,459

CCF:
  Cash .......................................................       933                       115
  U.S. Treasury Notes ........................................     4,128         (468)
  Preferred stocks ...........................................     7,000       (1,237)       9,001
  Time Deposit ...............................................       900
  Mutual Funds--adjustable rate mortgages ....................                               4,670
                                                                              -------                   -------
Total ........................................................                  8,744                    14,937
Deferred taxes ...............................................                 (3,060)                   (5,228)
                                                                              -------                   -------
Unrealized gain ..............................................                $ 5,684                   $ 9,709
                                                                              =======                   =======


     On September 15, 1994, Noble merged with Chiles which resulted in the receipt of 0.75 of Noble common stock for each share of Chiles common stock OMI owned. In 1992, OMI recognized a $13,094,000 loss provision as a charge against operations pertaining to the Chiles investment.

     Excluded from the above schedule in 1993 are the 125,000 shares of SEACOR Holdings, Inc., with a carrying value of $1,875,000, which were restricted from sale until February 1995 and were not available-for-sale.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


Note 5--Income Taxes

     A summary of the components of the benefit for income taxes is as follows:



                                                                        For the Years Ended December 31,
                                                                       ----------------------------------
                                                                         1994         1993        1992
                                                                       --------     -------     --------
     Current provision .............................................   $     82     $ 2,990     $  7,122
     Deferred tax benefit ..........................................    (22,387)     (4,720)     (14,040)
     Tax benefit for dividends on unallocated ESOP shares                                             40
                                                                       --------     -------     --------
     Benefit for income taxes ......................................   $(22,305)    $(1,730)    $ (6,878)
                                                                       ========     =======     ========


     The benefit for income taxes varies from the statutory rates due to the following:

                                                                        For the Years Ended December 31,
                                                                       ----------------------------------
                                                                         1994         1993        1992
                                                                       --------     -------     --------
     Tax benefit at statutory rate .................................   $(20,953)    $(3,341)    $ (6,140)
     Equity in earnings of joint ventures (other than
       Amazon/White Sea) net of dividends declared .................     (1,866)     (1,314)        (834)
     Effect of change in Federal tax rate ..........................                  3,044
     Other .........................................................        514        (119)          96
                                                                       --------     -------     --------
     Benefit for income taxes ......................................   $(22,305)    $(1,730)    $ (6,878)
                                                                       ========     =======     ========



     The components of deferred income taxes relate to the tax effects of temporary differences as follows:


                                                                            December 31,
                                                                        --------------------
                                                                          1994        1993
                                                                        --------    --------
     Deferred tax liabilities:
       Difference between book and tax basis in assets .............    $ 78,848    $ 95,019
       Unrealized gain on investment ...............................       3,060       5,228
       Capital Construction Fund ...................................       5,134       5,146
       Previously excluded foreign income ..........................      10,285       7,873
       Undistributed earnings of Amazon/White Sea ..................        (324)        382
       ESOP ........................................................         552         680
       Other .......................................................         115       2,302
                                                                        --------    --------
       Total deferred tax liabilities ..............................      97,670     116,630
                                                                        --------    --------
     Deferred tax assets:
       Unrealized losses on investments ............................      (3,249)     (4,920)
       Reserve for drydocking ......................................      (5,541)     (4,757)
       Deferred foreign deficits ...................................        (993)     (2,323)
       Future lease liability reserve ..............................      (6,930)
       Other .......................................................      (1,509)       (627)
                                                                        --------    --------
       Total deferred tax assets ...................................     (18,222)    (12,627)
                                                                        --------    --------
     Deferred income taxes .........................................    $ 79,448    $104,003
                                                                        ========    ========

     The Company has not provided deferred taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than those of Amazon and White Sea. These earnings are considered by management to be permanently invested in the business. If the earnings were not considered permanently invested, approximately $12,094,000 of additional deferred tax liabilities would have been provided at December 31, 1994.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


     On August 2, 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993, (the "Act"). The major component of the Act affecting OMI was the retroactive increase in the marginal corporate tax rate from 34 percent to 35 percent, increasing 1993 deferred income taxes by $3,044,000 to comply with the provisions of the Act.

Note 6--Treasury Stock

     During 1994, OMI had 446,006 shares or $2,293,000 in treasury stock representing OMI's proportionate share of Mosaic's ownership in OMI common stock (see Note 2). Mosaic sold 600,000 shares of this stock during the year ended December 31, 1994. OMI's share of this gain, or $767,000, was recorded in capital surplus.

     During 1992, OMI purchased 639,000 shares of the Company's common stock at an aggregate price of $2,658,000. In addition, 666,000 shares were repurchased from the ESOP and added to treasury and 1,291,000 shares were retired.

Note 7--Employee Stock Ownership Plan

     In 1987, the Company established an Employee Stock Ownership Plan ("ESOP"). From November 1987 through February 1990, the ESOP trust purchased a total of 3,404,032 shares of OMI common stock for an aggregate purchase price of $17,558,000. Such purchases were funded through an initial contribution of $400,000 by the Company and $17,158,000 of bank debt, which was repaid with contributions from the Company. Unearned compensation--employee stock ownership trust in the accompanying consolidated balance sheets represents the cost of unallocated shares held by the ESOP trust. Shares are allocated annually to eligible participants based on a percentage of their annual salaries up to the extent allowable by the Internal Revenue Code.

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

     Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense is recorded for options based on the difference between market price on the day exercised and option prices. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Charges (benefits) to net income relating to SARs and/or options in 1994, 1993 and 1992 were ($36,000), $96,000 and ($126,000), respectively.

     On June 12, 1990, the Board of Directors of OMI adopted, with shareholders' approval, the 1990 Equity Incentive Plan (the "1990 Plan"). The total number of shares that may be optioned or issued as restricted stock under the 1990 Plan was 1,000,000 shares of OMI common stock with the maximum number of issuable restricted stock being 300,000 shares, of which OMI awarded 15,000 shares in 1994, 15,000 shares in 1991, and 254,000 shares in 1990 to eligible key employees under this Plan. On January 27, 1993 and December 18, 1990, OMI granted options to acquire 131,000 and 606,000 shares, respectively, that are not intended to qualify as incentive stock options which are exercisable at a rate of 33 1/3 percent per year commencing one year from the date of grant, and expiring ten years after the date of grant. Upon issuance of restricted common stock under the 1990 Plan, unearned compensation, equivalent to the

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


market value at the date of grant, is charged to stockholders' equity and subsequently amortized over the life of the award.

     A summary of the changes in shares under option for all plans is as follows:


                                              Number of
                                               Options        Option Price
                                              ---------       ------------
     Outstanding at January 1, 1992 ........   917,679      $2.8125 to 9.875
       Exercised ...........................    (6,000)      5.125
       Forfeited ...........................    (4,267)      4.6875
                                               -------
     Outstanding at December 31, 1992 ......   907,412       2.8125 to 9.875
       Granted .............................   131,000       4.50
       Exercised ...........................   (47,623)      2.8125 to 5.125
       Forfeited ...........................   (14,300)      5.125 to 9.875
                                               -------
     Outstanding at December 31, 1993 ......   976,489       4.25 to 9.875
       Granted .............................    40,000       6.25
       Exercised ...........................   (66,834)      4.6875 to 5.125
       Forfeited ...........................   (34,400)      4.50 to 9.875
                                               -------
     Outstanding at December 31, 1994 ......   915,255      $4.25 to 9.875
                                               =======


 Note 9--Retirement Benefits and Deferred Compensation

     In June 1993, the Company terminated its non-contributory defined benefit Pension Plan (the "Plan"). This termination resulted in a loss of $1,017,000, which was recognized in 1993. All participants of the Plan were fully vested as of the termination date. In April 1994, OMI settled the accumulated benefit obligation through lump-sum payments of $2,950,000 to participants. The net periodic pension costs in 1993 and 1992 were $158,000 and $252,000 respectively.

     The terminated Plan was replaced by a 401(k) Plan. The 401(k) Plan is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution Plan, which permits employees to make contributions up to two percent of their annual salaries. The Company matches 100 percent of the employee's contribution. Company contributions were $160,000 and $91,000 in 1994 and 1993, respectively.

     In addition, certain domestic subsidiaries make contributions to union sponsored multi-employer pension plans covering seagoing personnel. Contributions to these plans amounted to approximately $1,020,000, $961,000 and $746,000 for 1994, 1993 and 1992, respectively. If these subsidiaries were to withdraw from the plans or the plans were to terminate, the subsidiaries would be liable for a portion of any unfunded plan benefits that might exist. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1994.

     In December 1991, the Board of Directors adopted the OMI Corp. Key Employees Deferred Compensation Plan which enables key employees of the Company and its subsidiaries to defer the receipt of a portion of their compensation, including salary, bonus and income derived from restricted stock and stock options, until termination of employment or for a certain period of years. The Company has included $303,000 and $134,000 in other accrued liabilities, at December 31, 1994 and 1993, respectively, to reflect its liability under this Plan.

 Note 10--Operating Leases

     Total rental expense, including contingent rentals, amounted to $49,247,000, $40,350,000 and $42,647,000 for the years ended December 31, 1994,
1993 and 1992, respectively. Leases are primarily for vessels and office space.

                           OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


     The future minimum rental payments required, by year, under operating leases subsequent to December 31, 1994, are as follows:

    1995 ........................................................   $ 18,629
    1996 ........................................................     11,879
    1997 ........................................................     12,531
    1998 ........................................................     12,037
    1999 ........................................................      8,619
    Thereafter ..................................................     58,613
                                                                    --------
       Total ....................................................   $122,308
                                                                    ========

     Time charters to third parties of the Company's owned and leased vessels are accounted for as operating leases. Minimum future revenues, by year, to be received subsequent to December 31, 1994 on these time charters are as follows:

   1995 .........................................................    $61,193
   1996 .........................................................     23,847
   1997 .........................................................      8,037
   ----                                                              -------
      Total .....................................................    $93,077(1)
                                                                     =======

------------------

(1) Minimum future revenues for later years are not included above due to the charterers' options to continue the lease at such dates.

Note 11--Impairment and Provision for Loss on Lease Obligation

     As part of OMI's periodic review of the recoverability of its investment in its vessels, the Company determined that the carrying value of one of its chemical/product vessels engaged in U.S. domestic shipping operations exceeded the undiscounted forecasted future net cash flows from its operations. This indicated that an impairment loss for this vessel should be recognized. This loss was measured by the excess of the carrying value of the vessel over its estimated fair value which was based on values provided by two ship brokers. The carrying value of the vessel was reduced by $14,798,000, the amount of the impairment loss which is reported as a separate item in the 1994 consolidated statement of operations.

     As part of this periodic review, the Company also determined that a similar loss should be recognized for the forecasted loss from operations of an almost identical vessel similarly engaged in U.S. domestic shipping operations which is chartered in on an operating lease through 2006. The amount of the loss has been estimated based on forecasted undiscounted cash flows, excluding from rent expense an amount representative of the interest component of the lease agreement, through the lease expiration date. This loss, estimated as $19,800,000, was also reported as a separate item in the 1994 consolidated statement of operations.

Note 12--Disposal of Assets

     In July 1994, OMI sold three vessels for $23,750,000 and realized a gain of $7,178,000.

     In 1992, the Company entered into a sale/leaseback transaction on a vessel. The Company received $11,500,000 in cash, of which $3,500,000 was used to pay the mortgage on the vessel, a $2,000,000 secured note receivable paid December 1994, and a six-year lease at the current market rate. The gain of approximately $2,001,000 is being amortized over the term of the lease.

                          OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)

     The Gain (loss) on disposal of assets--net for the years ended December 31, consists of the following:

                                                   1994        1993        1992
                                               --------    --------    --------
Amortization of gain on sale/leaseback .....   $    334    $    334    $     52
Gain on sale of vessels ....................      7,178       1,802      (1,322)
Net loss on disposal of other assets .......        (26)       (318)        (72)
Net (loss) gain on sale of CCF investments .        (78)         77         196
Loss on sale of joint venture interests ....                 (1,554)
Gain on sale of marketable securities ......      2,814       4,060
                                               --------    --------    --------
   Total ...................................   $ 10,222    $  4,401    $ (1,146)
                                               ========    ========    ========


Note 13--Financial Information Relating to Domestic and Foreign Operations

      Presented below is certain information relating to OMI's operations:

                                                   Years ended December 31,
                                               --------------------------------
                                                1994         1993        1992
                                               --------    --------    --------
    Revenues:
       Domestic .............................  $173,378    $199,118    $196,804
       Foreign ..............................    93,418      71,361      68,725
                                               --------    --------    --------
          Total .............................  $266,796    $270,479    $265,529
                                               ========    ========    ========
    Operating income (loss):
       Domestic .............................  $(63,093)   $(12,276)   $ (2,419)
       Foreign ..............................    15,009      14,178      14,614
                                               --------    --------    --------
          Total .............................  $(48,084)   $  1,902    $ 12,195
    Identifiable assets:
       Domestic .............................  $228,162    $299,860    $271,172
       Foreign ..............................   376,970     371,656     373,271
                                               --------    --------    --------
          Total .............................  $605,132    $671,516    $644,443
                                               ========    ========    ========
    Capital expenditures:
       Domestic .............................  $  2,589    $ 15,199    $  5,920
       Foreign ..............................    12,729      21,349      16,704
                                               --------    --------    --------
          Total .............................  $ 15,318    $ 36,548    $ 22,624
                                               ========    ========    ========
     Depreciation and amortization:
       Domestic .............................  $ 19,953    $ 20,258    $ 21,170
       Foreign ..............................    17,817      15,183      14,313
                                               --------    --------    --------
          Total .............................  $ 37,770    $ 35,441    $ 35,483
                                               ========    ========    ========


     The operating loss pertaining to domestic operations for the year ended December 31, 1994 includes the adjustments for impairment and provision for loss on lease obligation (see Note 11).

     Investments in and net receivables from foreign subsidiaries amounting to $292,286,000, $395,988,000 and $274,109,000 at December 31, 1994, 1993 and 1992,
respectively, have been excluded from domestic assets as they have been eliminated in consolidation.

                          OMI CORP. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

               (All tabular amounts are in thousands of dollars)


     Voyage revenues include revenue from major customers as follows:

                                                       Years ended December 31,
                                                   -----------------------------
                                                     1994       1993       1992
                                                   -------    -------    -------
     Federal Government Program, PL480             $40,573    $75,017    $28,273
     Military Sealift Command                        2,188        192     23,942
                                                   -------    -------    -------
        Total                                      $42,761    $75,209    $52,215
                                                   =======    =======    =======

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

     The Company has employment agreements with four key officers. Each of the employment agreements provide that if the employee is terminated without cause, voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, dies or is disabled, such employee will continue to receive base salary and other benefits until December 31, 1995 or twelve months from the date of termination, whichever is later. In addition, if any such employee is terminated without cause (other than for reasons of disability) within two years of a Change of Control (as defined in the Company's Separation Allowance Program), the Company will pay such employee an amount equal to three times the sum of his then current base salary and the incentive bonus paid during the previous twelve months. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $977,000 at December 31, 1994. The maximum contingent liability for salary and incentive compensation in the event of a change in control is approximately $2,623,000 at December 31, 1994. The Company has recently entered into employment agreements with additional employees.

     OMI and a joint venture partner have contracted to construct a vessel which is being built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996.

     OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $110,697,000 at December 31, 1994 with OMI's share of such guarantees being approximately $54,547,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1994, no such deficiencies have been funded.

Note 15--Subsequent Event

     On March 3, 1995, the Company sold all of its shares of Noble for $12,360,000 recognizing a gain of $7,806,000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corp.:

     We have audited the accompanying consolidated balance sheets of OMI Corp. and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 22, 1995
(March 3, 1995 as to Note 15)

Item 8. Supplementary Data

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)



                                               1994 Quarter Ended                             1993 Quarter Ended
                                     ---------------------------------------     -------------------------------------------
                                     March 31  June 30   Sept. 30   Dec. 31     March 31   June 30     Sept. 30     Dec. 31
                                     --------  -------   --------  --------     --------   -------     --------     -------
Revenues ..........................  $66,688   $67,193   $64,635   $ 68,280      $67,838   $68,046     $69,099      $65,496
                                     -------   -------   -------   --------      -------   -------     -------      -------
Operating income (loss) ...........    1,628    (3,430)   (3,082)   (43,200)(2)    2,649       392       1,075       (2,214)
                                     -------   -------   -------   --------      -------   -------     -------      -------
Net income (loss) .................  $ 1,763   $(5,375)  $  (498)  $(30,229)     $ 1,604   $  (519)    $(1,897)(3)  $(7,935)
                                     =======   =======   =======   ========      =======   =======     =======      =======
Net income (loss) per
 common share(1) ..................   $(0.06)   $(0.18)   $(0.02)    $(0.99)(2)    $0.05    $(0.02)     $(0.06)(3)   $(0.26)
                                     =======   =======   =======   ========      =======   =======     =======      =======
Weighted average number of shares
 of common stock outstanding ......   30,658    30,682    30,406     30,532       30,568    30,579      30,601       30,603
                                     =======   =======   =======   ========      =======   =======     =======      =======
----------------

(1) Earnings per share are based on stand-alone quarters.
(2) Includes provision for losses due to the impaired value of a vessel of $14,798,000 and lease obligation of $19,800,000.
(3) Includes a charge of $3,044,000 to increase deferred income taxes from a marginal tax rate of 34 percent to 35 percent, to comply with provisions of the Omnibus Budget Reconciliation Act of 1993.


                                                                            SCHEDULE I

                                   OMI CORP.

            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (In Thousands)

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                          1994        1993        1992
                                                       --------    --------    --------

Revenues:
 Voyage revenues ...................................   $ 10,001    $ 10,462    $  7,532
 Other income ......................................      5,695       5,425       5,189
                                                       --------    --------    --------
   Total revenues ..................................     15,696      15,887      12,721
                                                       --------    --------    --------
Operating Expenses:
 Vessel and voyage .................................     13,348      14,275       9,705
 Depreciation and amortization .....................      1,552       1,706       1,320
 General and administrative ........................     16,106      13,731      14,903
                                                       --------    --------    --------
   Total operating expenses ........................     31,006      29,712      25,928
                                                       --------    --------    --------
Operating loss .....................................    (15,310)    (13,825)    (13,207)
                                                       --------    --------    --------

Other Income (Expense):
 Gain (loss) on disposal of assets--net ............          3        (411)        (27)
 Interest expense ..................................    (19,231)     (5,149)     (2,319)
 Interest income ...................................        731         392         424
 Minority interest in income of subsidiary .........       (304)       (649)       (244)
 Other--net ........................................        753
                                                       --------    --------    --------
   Net other expense ...............................    (18,048)     (5,817)     (2,166)
                                                       --------    --------    --------
Loss before income taxes and equity in operations
 of subsidiaries ...................................    (33,358)    (19,642)    (15,373)
Benefit for income taxes ...........................     22,305       1,730       6,878
                                                       --------    --------    --------
Loss before equity in operations of subsidiaries ...    (11,053)    (17,912)     (8,495)
Equity in operations of subsidiaries ...............    (26,812)      9,165      (2,929)
                                                       --------    --------    --------
Net loss ...........................................    (37,865)     (8,747)    (11,424)
Retained earnings, beginning of year ...............     64,496      73,243      89,011
Dividends on common stock ..........................                             (4,384)
Tax benefit for dividends on unallocated ESOP shares                                 40
                                                       --------    --------    --------
Retained earnings, end of year .....................   $ 26,631    $ 64,496    $ 73,243
                                                       ========    ========    ========


                  See notes to condensed financial statements.



                                                                                                       SCHEDULE I

                                                                    OMI CORP.

                                                             CONDENSED BALANCE SHEETS
                                                                 (In Thousands)

                                                                                                               December 31,
                                                                                                          ---------------------
                                                                                                            1994         1993
                                                                                                          --------     --------

                                                                      ASSETS
Current assets:
 Cash and cash equivalents (Note 2) ..................................................................    $ 10,789     $ 26,438
 Marketable securities ...............................................................................          21           21
 Prepaid expenses and other current assets ...........................................................       3,415        4,274
                                                                                                          --------     --------
    Total current assets .............................................................................      14,225       30,733
                                                                                                          --------     --------
Capital construction and other restricted funds ......................................................       3,498        3,673
Investment in (at equity) and net advances to subsidiaries ...........................................     407,139      464,030
Vessel and other property:
 Vessel ..............................................................................................       8,643        8,462
 Other property ......................................................................................       6,925        6,521
                                                                                                          --------     --------
    Total vessel and other property ..................................................................      15,568       14,983
 Less accumulated depreciation .......................................................................       4,964        3,413
                                                                                                          --------     --------
 Vessel and other property--net ......................................................................      10,604       11,570
                                                                                                          --------     --------
Other assets and deferred charges ....................................................................       8,846        8,848
                                                                                                          --------     --------
    Total ............................................................................................    $444,312     $518,854
                                                                                                          ========     ========

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ....................................................................................    $    770     $     84
 Accrued liabilities:
  Vessel and voyage ..................................................................................       1,065          649
  Interest ...........................................................................................       2,695        2,894
  Other ..............................................................................................       3,040        2,142
 Current portion of long-term debt (Note 3) ..........................................................       6,027        2,350
                                                                                                          --------     --------
    Total current liabilities .........................................................................      13,597        8,119
                                                                                                          --------     --------
Advance time charter revenues and other liabilities ..................................................         302          438
Long-term debt (Note 3) ..............................................................................     168,247      183,531
Deferred income taxes ................................................................................      79,448      104,003
Minority interest in subsidiary ......................................................................       3,042        2,737
Stockholders' equity:
 Common stock ........................................................................................      15,336       15,307
 Capital surplus .....................................................................................     129,919      128,900
 Retained earnings ...................................................................................      26,631       64,496
 Cumulative translation adjustment--net ..............................................................       4,912        4,912
 Unearned compensation--employee stock ownership trust ...............................................        (663)      (2,159)
 Unearned compensation--restricted stock .............................................................        (941)      (1,057)
 Unrealized gain on securities, net of deferred tax of $3,060 in 1994
  and $5,228 in 1993 .................................................................................       5,684        9,709
 Treasury stock ......................................................................................      (1,202)         (82)
                                                                                                          --------     --------
    Total stockholders' equity .......................................................................     179,676      220,026
                                                                                                          --------     --------
    Total ............................................................................................    $444,312     $518,854
                                                                                                          ========     ========



                  See notes to condensed financial statements.


                                                                     SCHEDULE I
                                   OMI CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  For the Years Ended December 31,
                                                                ------------------------------------
                                                                   1994         1993         1992
                                                                   ----         ----         ----

Cash Flows from Operating Activities:
  Net loss ..................................................   $ (37,865)   $  (8,747)    $(11,424)
 Adjustments to reconcile net loss to net cash (used)
 provided by operating activities:
  Decrease in deferred income taxes .........................     (22,387)      (4,720)     (14,040)
  Depreciation and amortization .............................       1,552        1,706        1,320
  Amortization of unearned compensation .....................       1,630          456          148
  (Gain) loss on disposal of assets--net ....................          (3)         411           27
  Other--net ................................................        (753)
  Equity in operations of subsidiaries over dividends
   received .................................................      43,880        9,696       17,173
Changes in assets and liabilities--net ......................       9,300        6,825       10,963
                                                                ---------    ---------     --------
Net cash (used) provided by operating activities ............      (4,646)       5,627        4,167
                                                                ---------    ---------     --------
Cash Flows from Investing Activities:
 Proceeds from disposition of vessel ........................                    1,480
 Additions to vessel and other property .....................        (615)      (8,852)        (699)
 Proceeds received from sale of marketable securities .......                       12          134
 Proceeds and interest received and reinvested in
  Capital Construction and other restricted funds ...........        (134)        (166)
 Contributions to subsidiaries ..............................                 (123,700)      (5,950)
                                                                ---------    ---------     --------
Net cash flows used by investing activities .................        (749)    (131,226)      (6,515)
                                                                ---------    ---------     --------
Cash Flows from Financing Activities:
 Cash proceeds from issuance of long-term debt ..............                  230,653       24,290
 Net proceeds from issuance of common stock .................         263          218           29
 Purchase of treasury stock .................................                       (1)      (2,658)
 Payments on long-term debt .................................     (10,517)     (77,001)     (14,756)
 Dividends paid .............................................                   (2,140)      (4,480)
                                                                ---------    ---------     --------
 Net cash flows (used) provided by financing activities .....     (10,254)     151,729        2,425
                                                                ---------    ---------     --------
 Net (decrease) increase in cash and cash equivalents .......     (15,649)      26,130           77
 Cash and cash equivalents, beginning of year ...............      26,438          308          231
                                                                ---------    ---------     --------
 Cash and cash equivalents, end of year .....................   $  10,789    $  26,438     $    308
                                                                =========    =========     ========




                  See notes to condensed financial statements.

                                                                     SCHEDULE I

                                   OMI CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  For The Three Years Ended December 31, 1994

     1. The condensed financial statements present the separate financial data (parent only) of OMI Corp. ("OMI" or the "Company"). All domestic and foreign subsidiaries which are more than 20% owned and investments in joint ventures are accounted for by the equity method.

     See Notes to Consolidated Financial Statements on pages 20 through 31 of OMI's 1994 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

     2. Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1994, 1993, and 1992, interest paid totaled approximately $19,430,000, 2,305,000 and $2,334,000, respectively. For the years ended December 31, 1993 and 1992, income taxes paid were approximately $6,413,000, and $7,628,000, respectively. There were no income taxes paid during 1994.

     3. Long-Term Debt--Long-term debt as of December 31, 1994 and 1993 consists of the following:


                                                             1994        1993
                                                           --------    --------
                                                          (dollars in thousands)
10.25% unsecured Senior Notes due 11/01/03 ............... $160,650    $170,000
Mortgage note at a variable rate above the London
  Interbank Offering Rate ("LIBOR") in varying
  installments to 1998(1) ................................    6,000       7,000
Unsecured notes payable to an affiliate at 5.0% to 1996 ..    7,624       8,881
                                                           --------    --------
     Total ...............................................  174,274     185,881
Less current portion of long-term debt ...................    6,027       2,350
                                                           --------    --------
Long-term debt............................................ $168,247    $183,531
                                                           ========    ========

-------------
(1) Rate at December 31, 1994 was 6.6875 percent.


     In November 1993, the Company issued $170,000,000 in unsecured Senior Notes ("Notes") due November 1, 2003. The Notes are not redeemable prior to November 1, 1998; thereafter, the Notes are redeemable at the option of the Company at a premium until November 1, 2000 when the Notes will be redeemable at face value, plus accrued interest. During 1994, OMI repurchased $9,350,000 of the Notes for a gain of $753,000.

     4. Lines of Credit--At December 31, 1994, the Company had available and unused $25,000,000 in two lines of credit with banks at variable rates, based on LIBOR.

                         WILOMI, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets at December 31, 1994 and 1993 .............     39

  Statements of Consolidated Income and Retained Earnings for the years
    ended December 31, 1994, 1993 and 1992 ..............................     40

  Statements of Consolidated Cash Flows for the years ended
    December 31, 1994, 1993 and 1992 ....................................     41

  Notes to Consolidated Financial Statements ............................  42-43

INDEPENDENT AUDITORS' REPORT ............................................     44

                                 WILOMI, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS


                                                                                          December 31,
                                                                                 ------------------------------
                                                                        Notes        1994              1993
                                                                       -------   ------------      ------------
CURRENT ASSETS:
  Cash (including cash equivalents of $1,500,000 in 1994 and
    $2,400,000 in 1993) ...............................................   2      $  9,655,328      $  7,013,960
  Advances to masters .................................................                94,088            89,026
  Receivables:
    Traffic ...........................................................               272,404           925,328
    Other .............................................................                47,956           352,930
  Notes due from affiliates ...........................................   4        10,535,400         2,755,102
  Prepaid expenses ....................................................               568,375           922,827
                                                                                 ------------      ------------
      Total current assets ............................................            21,173,551        12,059,173
                                                                                 ------------      ------------

RECEIVABLES FROM AFFILIATES ...........................................   4         1,548,275           225,192
VESSELS AND VESSEL UNDER CONSTRUCTION
  (net of accumulated depreciation of $14,896,518 in 1994 and
    $10,069,152 in 1993) ..............................................  2, 3     118,791,496       120,682,447
NOTES DUE FROM AFFILIATES .............................................   4         5,995,600        16,409,898
OTHER ASSETS ..........................................................               918,756         1,098,586
                                                                                 ------------      ------------
TOTAL ASSETS ..........................................................          $148,427,678      $150,475,296
                                                                                 ============      ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ....................................................          $    398,282      $    408,002
  Accrued expenses ....................................................             1,854,668         2,241,373
  Accrued interest payable ............................................             2,026,382         1,562,057
  Other current liabilities ...........................................                24,678            19,683
  Current portion of long-term debt ...................................             6,446,000         6,064,000
                                                                                 ------------      ------------
      Total current liabilities .......................................            10,750,010        10,295,115
                                                                                 ------------      ------------
ADVANCE TIME CHARTER REVENUES AND OTHER LIABILITIES ...................               562,800           500,656
LONG-TERM DEBT ........................................................   5        83,837,000        90,283,000
STOCKHOLDERS' EQUITY:
  Common stock--$1 par value; 10,000 shares authorized and
    outstanding .......................................................                10,000            10,000
  Capital surplus .....................................................             1,080,577         1,080,577
  Retained earnings ...................................................            52,187,291        48,305,948
                                                                                 ------------      ------------
      Total stockholders' equity ......................................            53,277,868        49,396,525
                                                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................          $148,427,678      $150,475,296
                                                                                 ============      ============

                         See notes to consolidated financial statements.


                         WILOMI, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS

                                                                          For the Years Ended December 31,
                                                                    -------------------------------------------
                                                          Notes         1994            1993          1992
                                                          -----     -----------     -----------     -----------
  VOYAGE REVENUES ....................................      2       $20,891,795     $23,831,942     $17,159,445
                                                                    -----------     -----------     -----------
  OPERATING EXPENSES:

   Vessel and voyage .................................                7,348,626       9,426,685       7,845,194
   Depreciation ......................................                4,827,798       4,809,448       3,314,786
   General and administrative ........................                  506,645         504,191         323,817
                                                                    -----------     -----------     -----------
      Total operating expenses .......................               12,683,069      14,740,324      11,483,797
                                                                    -----------     -----------     -----------
  INCOME FROM OPERATIONS .............................                8,208,726       9,091,618       5,675,648
  GAIN ON SALE OF VESSEL .............................      3                                         9,848,317
                                                                    -----------     -----------     -----------
  INCOME BEFORE INTEREST EXPENSE .....................                8,208,726       9,091,618      15,523,965
                                                                    -----------     -----------     -----------
  NET Interest Expense:

   Interest expense ..................................                5,483,581       4,827,706       4,126,453
   Interest income ...................................      4        (1,156,198)     (1,413,957)     (1,248,308)
                                                                    -----------     -----------     -----------
      Net interest expense ...........................                4,327,383       3,413,749       2,878,145
                                                                    -----------     -----------     -----------
  NET INCOME .........................................                3,881,343       5,677,869      12,645,820
  RETAINED EARNINGS, BEGINNING OF YEAR ...............               48,305,948      42,628,079      36,084,300
  DIVIDENDS DECLARED .................................      4                                         6,102,041
                                                                    -----------     -----------     -----------
  RETAINED EARNINGS, END OF YEAR .....................              $52,187,291     $48,305,948     $42,628,079
                                                                    ===========     ===========     ===========


                See notes to consolidated financial statements.




                         WILOMI, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                     For the Years Ended December 31,
                                                             ----------------------------------------------
                                                                  1994             1993            1992
                                                                  ----             ----            ----

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

 Net income .............................................    $  3,881,343     $  5,677,869     $ 12,645,820
 Adjustments to reconcile net income to net cash flows
  provided (used) by operating activities:
  Depreciation ..........................................       4,827,798        4,809,448        3,314,786
  Gain on sale of vessel ................................                                        (9,848,317)
 Changes in assets and liabilities:
  Decrease (increase) in receivables and
   advances to masters ..................................         952,836          433,850       (1,618,586)
  Decrease (increase) in prepaid expenses ...............         354,452           49,706         (791,861)
  Increase in accounts payable and other
   current liabilities ..................................          72,895        1,326,378        1,807,646
  Other assets and liabilities--net .....................      (1,079,052)      (2,685,524)         839,912
                                                             ------------     ------------     ------------
    Net cash flows provided by operating activities .....       9,010,272        9,611,727        6,349,400
                                                             ------------     ------------     ------------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessels including vessel under construction      (2,938,904)         (53,663)     (97,349,609)
 Proceeds from sale of vessel ...........................                                        47,530,000
 Proceeds on notes due from affiliates ..................       2,634,000        2,500,000
 Payments on notes due from affiliates ..................                                       (19,165,000)
                                                             ------------     ------------     ------------
    Net cash flows (used) provided by investing
     activities .........................................        (304,904)       2,446,337      (68,984,609)
                                                             ------------     ------------     ------------
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Cash proceeds from issuance of long-term debt ..........                                       123,857,500
 Payments on long-term debt .............................      (6,064,000)      (5,887,000)     (57,468,568)
 Dividends paid .........................................                       (2,500,000)      (1,000,000)
                                                             ------------     ------------     ------------
    Net cash flows (used) provided by financing
     activities .........................................      (6,064,000)      (8,387,000)      65,388,932
                                                             ------------     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............       2,641,368        3,671,064        2,753,723
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............       7,013,960        3,342,896          589,173
                                                             ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ..................    $  9,655,328     $  7,013,960     $  3,342,896
                                                             ============     ============     ============




                See notes to consolidated financial statements.

                         WILOMI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 1994


1. Company

     Wilomi, Inc. and subsidiaries (the "Company" or "Wilomi") are jointly-owned by Loire Transport, Inc., a wholly-owned subsidiary of OMI Corp. ("OMI"), and K/S Wilhelmsen Transport and Trading A/S ("Wilhelmsen") with interests of 49 and 51 percent, respectively. The joint venture, incorporated on May 15, 1987, owns and operates commercial vessels.

2. Summary of Significant Accounting Policies

     Basis of Presentation--The consolidated financial statements include all subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses on voyages are provided in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period.

     Vessels and Vessel Under Construction--Vessels are recorded at cost; including interest on funds borrowed to finance the construction of new vessels.

     Depreciation is provided on the straight-line method based on the vessel's estimated useful life of 25 years, up to the vessel's estimated salvage value. Salvage value is based upon the vessel's light weight tonnage, multiplied by a scrap rate.

     The Company periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undiscounted cash flow over the remaining life of each vessel.

     Federal Income Taxes--No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1994, 1993 and 1992, the Company paid interest of $5,019,256, $4,605,435 and $4,097,261, respectively.

3. Vessels and Vessels Under Construction

     In November 1993, the Company entered into an agreement to construct a new vessel at an approximate cost of $54,400,000. As of December 31, 1994, construction costs were $2,719,000. The vessel is expected to be delivered in 1996.

     During 1992, the Company took delivery of three vessels which had been under construction in 1991. One vessel, with a cost of $37,681,683, was sold in April, 1992 at a gain of $9,848,317.

4. Related Party Transactions

     OMI acted as technical and commercial manager for two vessels owned during 1994 and 1993 and three vessels owned during 1992. Management fees to OMI relating to years ended December 31, 1994, 1993 and 1992 were $288,000, $288,000 and $255,827, respectively.

                         WILOMI, INC. AND SUBSIDIARIES

                  For the Three Years Ended December 31, 1994

     Wilhelmsen acted as manager for one vessel owned during 1994 and 1993. Management fees to Wilhelmsen in each of the years ended December 31, 1994 and 1993 were $144,000.

     The Company declared dividends of $5,102,041 and $1,000,000 in 1992. In 1992, the Company forgave a $2,602,041 note due from Wilhelmsen in lieu of payment of a portion of the dividends.

     Notes due from affiliates are as follows:

                                               1994                1993
                                           -----------         -----------
     Wilhelmsen .........................  $ 8,907,150         $10,284,150
     OMI ................................    7,623,850           8,880,850
                                           -----------         -----------
                                            16,531,000          19,165,000
     Less: current portion ..............   10,535,400           2,755,102
                                           -----------         -----------
     Notes due from affiliates ..........  $ 5,995,600         $16,409,898
                                           ===========         ===========
     Interest rate ......................           5%                6.5%



     Included in interest income are the following amounts attributable to these notes: $906,000, $1,263,000 and $836,000 for the years ended December 31, 1994,
1993 and 1992, respectively.

5. Long-Term Debt

     Long-term debt at December 31, 1994 and 1993 consists of the following:

                                              1994                1993
                                           -----------         -----------
     Mortgage notes on vessels at
       variable rates above LIBOR,
       payable semi-annually to 2002* ...  $90,283,000         $96,347,000
     Less current portion of long-term
       debt .............................    6,446,000           6,064,000
                                           -----------         -----------
     Long-term debt .....................  $83,837,000         $90,283,000
                                           ===========         ===========


--------------
* Rates at December 31, 1994 ranged from 5.9375 percent to 6.9375 percent.

     Aggregate maturities during the next five years are $6,446,000, $6,654,000, $6,879,000, $7,122,000 and $7,385,000.

     At December 31, 1994, the Company had available $10,000,000 in a short-term line of credit with a bank at a variable rate based on LIBOR.

     The fair value of long-term debt at December 31, 1994 and 1993 approximates its carrying value.

6. Commitments and Contingencies

     The Company acts as a guarantor on debt incurred by an affiliated company. Such debt was $3,000,000 at December 31, 1994.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Wilomi, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Wilomi, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related statements of consolidated income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
February 22, 1995

                             AMAZON TRANSPORT, INC.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
FINANCIAL STATEMENTS:

 Balance Sheets at December 31, 1994 and 1993 .........................   46

 Statements of Operations and Retained Earnings (Deficit) for the years
  ended December 31, 1994, 1993 and 1992 ..............................   47

 Statements of Cash Flows for the years ended December 31, 1994,
  1993 and 1992 .......................................................   48

 Notes to Financial Statements ........................................   49

INDEPENDENT AUDITORS' REPORT ..........................................   50

                             AMAZON TRANSPORT, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                            December 31,
                                                                                    -----------------------------
                                                                          Notes        1994              1993
                                                                          -----     -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents ...........................................    2       $ 2,621,778       $ 7,873,324
   Advances to masters .................................................                146,000            31,971
   Receivables:
    Traffic ............................................................                229,547           530,721
    Other ..............................................................                117,167           107,258
   Prepaid expenses and other current assets ...........................                349,589           497,579
                                                                                    -----------       -----------
      Total current assets .............................................              3,464,081         9,040,853
                                                                                    -----------       -----------

  VESSEL AT COST .......................................................    2
   Vessel ..............................................................             21,399,261        21,394,270
   Less accumulated depreciation .......................................              5,526,226         4,906,994
                                                                                    -----------       -----------
    Vessel--net ........................................................             15,873,035        16,487,276
                                                                                    -----------       -----------
  OTHER ASSETS .........................................................                     91             5,866
                                                                                    -----------       -----------
      TOTAL ASSETS .....................................................            $19,337,207       $25,533,995
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES--Accounts payable and accrued liabilities ........              $ 817,414       $ 2,113,435
  PAYABLE TO AFFILIATES ................................................    3            16,980            14,707
  OTHER LIABILITIES ....................................................                339,388

  STOCKHOLDERS' EQUITY:
   Common stock--$5 par value; authorized 5,000 shares,
    outstanding 180 shares .............................................                    900               900
   Capital surplus .....................................................             21,194,085        21,194,085
   Retained (deficit) earnings .........................................    4        (3,031,560)        2,210,868
                                                                                    -----------       -----------
      Total stockholders' equity .......................................             18,163,425        23,405,853
                                                                                    -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................            $19,337,207       $25,533,995
                                                                                    ===========       ===========


                       See notes to financial statements.

                                              AMAZON TRANSPORT, INC.

                              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                  For the Years Ended December 31,
                                                               ---------------------------------------
                                                    Notes       1994            1993            1992
                                                    -----       ----            ----            ----
VOYAGE REVENUES .............................         2     $ 6,760,840     $11,301,039     $11,425,394
                                                            -----------     -----------     -----------
OPERATING EXPENSES:
 Vessel and voyage ..........................         2       6,266,407       5,608,645       3,022,774
 Depreciation ...............................         2         619,232         613,636         604,741
 General and administrative .................                   227,425         220,006         216,154
                                                            -----------     -----------     -----------
   Total operating expenses .................                 7,113,064       6,442,287       3,843,669
                                                            -----------     -----------     -----------
(LOSS) INCOME BEFORE OTHER INCOME ...........                  (352,224)      4,858,752       7,581,725

OTHER INCOME:

 Interest ...................................                   109,611         219,792         674,448
 Miscellaneous ..............................                       185             566          61,007
                                                            -----------     -----------     -----------
   Total other income .......................                   109,796         220,358         735,455
                                                            -----------     -----------     -----------
NET (LOSS) INCOME ...........................                  (242,428)      5,079,110       8,317,180
RETAINED EARNINGS, BEGINNING OF YEAR ........                 2,210,868       6,131,758       7,314,578
DIVIDENDS DECLARED ..........................         4      (5,000,000)     (9,000,000)     (9,500,000)
                                                            -----------     -----------     -----------
RETAINED (DEFICIT) EARNINGS, END OF YEAR.....               $(3,031,560)    $ 2,210,868     $ 6,131,758
                                                            ===========     ===========     ===========

                       See notes to financial statements.

                                       AMAZON TRANSPORT, INC.

                                      STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                        ---------------------------------------------
                                                             1994            1993            1992
                                                        ------------    ------------    -------------
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income ...................................   $   (242,428)   $  5,079,110    $  8,317,180
 Adjustments to reconcile net (loss) income to net
  cash flows provided (used) by operating activities:
  Depreciation ......................................        619,232         613,636         604,741
  Change in assets and liabilities:
   Decrease (increase) in receivables and advances
    to masters ......................................        177,236        (200,927)         (1,337)
   Decrease (increase) in prepaid expenses and
    other current assets ............................        147,990        (218,395)      1,277,248
   Decrease in receivable from affiliate ............                                      1,097,268
   Decrease (increase) in other assets ..............          5,775          67,846         (73,712)
  (Decrease) increase in accounts payable and
    accrued liabilities .............................     (1,296,021)      1,280,402          86,853
   Increase (decrease) in payable to affiliates .....          2,273         (25,318)       (190,930)
   Increase (decrease) in advanced time charter
    revenue and other liabilities ...................        339,388        (511,897)       (523,263)
                                                        ------------    ------------    ------------
 Net cash (used) provided by operating activities ...       (246,555)      6,084,457      10,594,048
                                                        ------------    ------------    ------------

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessel ................................         (4,991)       (121,503)       (133,845)
 Loans to affiliates ................................                                     (9,000,000)
 Proceeds received from affiliate ...................                      4,410,000
                                                        ------------    ------------    ------------
 Net cash (used) provided by investing activities ...         (4,991)      4,288,497      (9,133,845)
                                                        ------------    ------------    ------------

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Dividends paid ....................................     (5,000,000)    (13,655,000)        (55,557)
                                                        ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS ........................................     (5,251,546)     (3,282,046)      1,404,646

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........      7,873,324      11,155,370       9,750,724
                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............   $  2,621,778    $  7,873,324    $ 11,155,370
                                                        ============    ============    ============


                       See notes to financial statements.

                             AMAZON TRANSPORT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                  For the Three Years Ended December 31, 1994

1. COMPANY

     Amazon Transport, Inc. (the "Company" or "Amazon") is jointly owned by a subsidiary of Universal Bulk Carriers, Inc. ("UBC"), a wholly-owned subsidiary of OMI Corp. ("OMI"), and Bergesen d.y. A/S ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owned and operated one vessel, the Settebello, for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated voyage costs. Estimated losses are provided in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period.

     Vessel--The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's light weight tonnage multiplied by a scrap rate.

     The Company periodically reviews the book value of its vessel and its ability to recover the remaining book value of the vessel using estimated undiscounted cash flows over the remaining life of the vessel.

     Federal Income Taxes--No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest in 1994, 1993 and 1992.

3. RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with OMI and Bergesen, who act as technical and commercial managers of the Settebello. The Company paid OMI and Bergesen management fees of $200,000 for each of the years ended December 31, 1994, 1993, and 1992.

     The following table summarizes balances due to affiliated companies at December 31:


                                             1994        1993
                                           -------     -------
Payable to affiliates:
  OMI ..............................       $16,980     $14,646
  UBC ..............................                        61
                                           -------     -------
                                           $16,980     $14,707
                                           =======     =======

     On December 31, 1992, the Company forgave a $4,590,000 note due from Bergesen and $199,443 of related interest in lieu of payment of a portion of the 1992 dividend.

4. DIVIDENDS

     During 1994, the Company declared and paid a $5,000,000 dividend.

     During 1993, the Company declared and paid a $9,000,000 dividend and also paid $4,655,000 of dividends which had been declared in 1992.

     During 1992, the Company declared dividends of $9,500,000 of which $55,557 was paid.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of Amazon Transport, Inc.:

     We have audited the accompanying balance sheets of Amazon Transport, Inc. as of December 31, 1994 and 1993 and the related statements of operations and retained earnings (deficit) and of cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

New York, New York
February 22, 1995

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    1. Financial Statements:

         OMI Corp. and Subsidiaries Consolidated Statements of Operations for the three years ended December 31, 1994.

         OMI Corp. and Subsidiaries Consolidated Balance Sheets at December 31, 1994 and 1993.

         OMI Corp. and Subsidiaries Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

         OMI Corp. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1994.

         OMI Corp. and Subsidiaries Notes to Consolidated Financial Statements for the three years ended December 31, 1994.

         OMI Corp. and Subsidiaries Quarterly Results of Operations for 1994 and 1993.

    2. Financial Statement Schedules:

         I--OMI Corp. (Parent only) Condensed financial information as to financial position as of December 31, 1994 and 1993, and cash flows and results of operations for the years ended December 31, 1994, 1993 and 1992.


    3. Exhibits

  Number      Incorporated by Reference to                Description of Exhibit
  ------      ----------------------------                ----------------------
   3.1        Exhibit 3.1 to 1990 Form 10-K Report        Certificate of Incorporation as amended and restated.
              of the Company (No. 2-87930)

   3.2        Exhibit 3.2 to 1990 Form 10-K Report        By-laws as amended.
              of the Company (No. 2-87930)

   4.1        Exhibit 4.1 to 1989 Form 10-K Report        Form of Common Stock Certificate (Domestic).
              of the Company (No. 2-87930)

   4.2        Exhibit 4.2 to 1989 Form 10-K Report        Form of Common Stock Certificate (Foreign).
              of the Company (No. 2-87930)

  10.1        Exhibit 10.1 to Registration Statement      Tax Sharing Agreement between Ogden Corporation and
              on Form S-1 (No. 33-7341)                   the Company.

  10.2        Exhibit 10(d) to 1983 Form 10-K Report      OMI Incentive Stock Option Plan.(1)
              of the Company (No. 2-87930)

  10.3        Exhibit 10.11 to Registration Statement     OMI Supplementary Deferred Benefit Plan, as amended.
              on Form S-1 (No. 33-7341)

  10.4        Exhibit 10.9 to Registration Statement      OMI Non-Qualified Stock Option Plan.(1)
              on Form S-1 (No. 33-7341)

  10.5        Exhibit 10.14(a) to Registration            Severance Agreement dated as of August 9, 1984 between
               Statement on Form S-1 (No. 33-7341)        Michael Klebanoff and the Company.(1)

  10.6        Exhibit 10.15 to 1987 Form 10-K Report      Swap Agreement dated as of July 1, 1987 among General
              of the Company (No. 2-87930)                Electric Credit Corporation, The Bank of New York, OMI
                                                          Clover Transport, Inc. and OMI Hudson Transport, Inc.

  10.7        Exhibit 10.16 to 1987 Form 10-K Report      Bareboat Charter Party dated August 12, 1987 between
              of the Company (No. 2-87930)                OMI Clover Transport, Inc. and The Bank of New York,
                                                          not in its individual capacity but solely as owner trustee.

  10.8(a)     Exhibit 10.20 to 1987 Form 10-K Report      OMI Corp. Employee Stock Ownership Plan (effective
              of the Company (No. 2-87930)                January 1, 1987).(1)

  10.8(b)     Exhibit 10.23 to 1988 Form 10-K Report      Amendment No. 1 dated September 15, 1988 to OMI of
              Company (No. 2-87930)                       Corp. Employee Stock Ownership Plan.(1)

  10.9        Exhibit 10.31 to 1990 Form 10-K Report      OMI Corp. 1990 Equity Incentive Plan.(1)
              Report of the Company (No. 2-87930)

  10.10       Exhibit 10.44 to 1991 Form 10-K Report      OMI Corp. Key Employees Deferred Compensation Plan,
              of the Company (No. 2-87930)                effective January 1, 1992.(1)

  10.11       Exhibit 10.43(a) to 1992 Form 10-K          Bareboat Chemical Carrier Charter Party between AFG
              Report of the Company (No. 2-87930)         Star Limited Partnership and Omichem Transport, Inc.
                                                          dated September 30, 1992.

  10.12       Registration Statement on Form S-3 filed    Form of Indenture with respect to the $170,000,000 OMI
              October 27, 1993 (No. 33-67640)             Corp. 10 1/4% Senior Notes due November 1, 2003.

  10.13       Exhibit 10.44 to Form 10-Q for period       OMI Corp. Key Employee Amended and Restated
              ended March 31, 1994                        Employment Agreement dated October 1, 1993 between
                                                          George W. Vlandis and the Company.

 --------------------
 (1) Denote executive compensation plan and/or placement agreement.


  Number      Incorporated by Reference to                Description of Exhibit
  -----       ----------------------------                ----------------------
  10.14                                                   Stock Option and Restricted Stock Award Agreement
                                                          dated as of February 23, 1994 between Craig H.
                                                          Stevenson, Jr. and the Company.

  10.15(a)                                                Employment Agreement dated as of January 1, 1995
                                                          between Jack Goldstein and the Company.(1)

  10.15(b)                                                Employment Agreement dated as of January 1, 1995
                                                          between Craig H. Stevenson, Jr. and the Company.(1)

  10.15(c)                                                Employment Agreement dated as of January 1, 1995
                                                          between Vincent J. de Sostoa and the Company.(1)

  10.15(d)                                                Employment Agreement dated as of January 1, 1995
                                                          between Fredric S. London and the Company.(1)

  10.15(e)                                                Form of Employment Agreement dated as of January 1,
                                                          1995 between any Vice-President and the Company.(1)

  21                                                      Subsidiaries of the Company.

  27                                                      Financial Data Schedule dated December 31, 1994.

  99                                                      Declarations Executive Risk Policy No. 81092598-F
                                                          dated January 27, 1995, for the period from January 31,
                                                          1995 to January 31, 1996.

  (b) Reports on Form 8-K.

      None.

  (d) Financial Statements of Affiliates:

              Wilomi Inc. and Subsidiaries                Consolidated Balance Sheets at December 31, 1994 and
                                                          1993, and Related Statements of Consolidated Income and
                                                          Retained Earnings, and Cash Flows for each of the three
                                                          years in the period ended December 31, 1994 and
                                                          Independent Auditors' Report.

              Amazon Transport, Inc.                      Balance Sheets at December 31, 1994 and 1993 and
                                                          Related Statements of Operations and Retained Earnings
                                                          (Deficit), and Cash Flows for each of the three  years in the period ended December 31, 1994 and Independent Auditors' Report.

---------------

(1) Denote executive compensation plan and/or placement agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OMI CORP.


                                   By  /s/ JACK GOLDSTEIN
                                       ---------------------------------------
                                           Jack Goldstein,
                                           Chief Executive officer and director

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                    Title                                    Date
      ---------                    -----                                    ----
/s/ MICHAEL KLEBANOFF         Chairman of the Board                    March 24, 1995
-------------------------       and Director
    Michael Klebanoff

/s/ JACK GOLDSTEIN            President, Chief Executive Officer       March 24, 1995
-------------------------       and Director
    Jack Goldstein

/s/ LIVIO BORGHESE            Director                                 March 24, 1995
-------------------------
    Livio Borghese

/s/ C.G. CARAS                Director                                 March 24, 1995
-------------------------
    C.G. Caras

/s/ STEVEN D. JELLINEK        Director                                 March 24, 1995
-------------------------
    Steven D. Jellinek

/s/ EMANUEL L. ROUVELAS       Director                                 March 24, 1995
-------------------------
    Emanuel L. Rouvelas

/s/ FRANKLIN W.L. TSAO        Director                                 March 24, 1995
-------------------------
    Franklin W.L. Tsao

/s/ GEORGE W. VLANDIS         Director                                 March 24, 1995
-------------------------
    George W. Vlandis

/s/ VINCENT J. DE SOSTOA      Senior Vice President, Treasurer and     March 24, 1995
-------------------------       Chief Financial Officer
    Vincent J. de Sostoa
