Form 10-Q
period 1995-03-31
OMI CORP
filed 1995-05-15
CIK 732780

   BEING FILED PURSUANT TO RULE 901 (D) OF REGULATION S-T


                                 FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the quarterly period ended       MARCH 31, 1995

                                       OR

      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

           For the period from __________________ to _______________

                           COMMISSION FILE NUMBER
                                   2-87930



                             OMI CORP.
   _______________________________________________________
      (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-2625280
   (State or other jurisdiction                        (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   90 PARK AVENUE, NEW YORK, N.Y.                  10016

      (Address of principal                     (Zip Code)
        executive offices)

   Registrant's telephone number, including area code  (212) 986-1960

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities andExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X        No
                 ______           _____

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
   CLASSES OF COMMON STOCK, AS OF      MAY 11, 1995:
                                     _______________

   Common Stock, par value 0.50 per share  30,673,935  shares

   OMI CORP. AND SUBSIDIARIES
   INDEX


   PART I:   FINANCIAL INFORMATION

   Item 1.   Financial Statements

              Condensed Consolidated Statements of
              Operations for the three months
              ended March 31, 1995 and 1994

              Condensed Consolidated Balance Sheets-
              March 31, 1995 and December 31, 1994

             Consolidated Statements of Changes in
             Stockholders' Equity for the three months ended March 31, 1995

             Condensed Statements of Consolidated Cash
             Flows for the three months ended March 31, 1995 and 1994

             Notes to Condensed Consolidated Financial
             Statements

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations


   PART II:  OTHER INFORMATION

   SIGNATURES

   OMI CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   (UNAUDITED)



   FOR THE THREE MONTHS ENDED MARCH 31,               1995            1994

   Revenues:
     Voyage revenues                               $55,463         $65,091
     Other income                                    1,527           1,597
        Total revenues                              56,990          66,688

   Operating Expenses:
     Vessel and voyage                              49,705          49,035
     Depreciation and amortization                   8,693           9,741
     Operating lease                                 1,603           2,082
     General and Administrative                      3,871           4,202
                                                    63,872          65,060

    Operating (loss) income                         (6,882)          1,628

   Other Income (Expense):
     Gain  on disposal of assets-net                 7,363           2,854
     Interest expense-net                           (6,490)        (6,959)
     Minority interest in loss (income)
       of subsidiary                                    141           (61)
     Other-net                                         425
       Net other income (expense)                     1,439        (4,166)


   Loss before income taxes and equity in operations
     of joint ventures                                (5,443)      (2,538)
   Benefit for income taxes                           (1,798)        (870)
   Loss before equity in operations of
     joint ventures                                    (3,645)     (1,668)
   Equity in income (loss) of operations of
     joint ventures                                     2,519         (95)
   Net loss                                         $(1,126)      $(1,763)
   Net loss  per common share                        $(0.04)       $(0.06)

   Weighted average number of shares
     of common stock outstanding                      30,488        30,658




   See notes to condensed consolidated financial statements.

                                 OMI CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)
                                                MARCH 31,         DEC. 31,
                                                  1995              1994
                                              (UNAUDITED)
   ASSETS
   Current assets:
     Cash, including cash equivalents: 1995-$25,464
      1994- $19,734                              $37,468           $31,797
     Marketable securities                         2,677            14,415
     Advances to masters                           3,350               635
     Receivables:
       Traffic                                     9,098            16,364
       Other                                      16,058             9,442
     Prepaid  expenses and other current assets    7,045             8,726
        Total current assets                      75,696            81,379

   Capital construction and other restricted fund 10,894            12,961

   Vessels and other property, at cost           697,149           695,399
   Less accumulated depreciation               (301,386)         (294,401)
   Vessels and other property-net                395,763           400,998

   Investments in, and advances to joint
    ventures                                      82,563            81,868

   Long-term investments                             591             3,075

   Other assets and deferred charges              23,397            24,851

   Total                                        $588,904          $605,132

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                             $4,143            $6,842
     Accrued liabilities:
        Voyage and vessel                         27,668            22,075
        Interest                                   7,466             4,563
        Other                                      6,663             5,838
      Current portion of long-term debt           18,950            18,900
         Total current liabilities                64,890            58,218
    Long-term debt                               241,431           253,239

    Deferred income taxes payable                 74,645            79,448

    Advance time charter revenues and
      other liabilities                            31,864            31,509

    Minority interest in subsidiary                2,900             3,042

    Stockholders' equity                         173,174           179,676

    Total                                       $588,904          $605,132



   See notes to condensed consolidated financial statements.



                                               -4-

   OMI CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 1995
   (UNAUDITED)
   (IN THOUSANDS)




                                   Common          Stock           Capital
                                   Shares         Amount           Surplus
   Balance at January 1, 1995      30,672        $15,336          $129,919
   Net loss
   Exercise of stock option             2              1                 7
   Amortization of unearned compensation
   Net change in valuation account
   Sale of securities

   Balance at March 31, 1995       30,674        $15,337          $129,926


   See notes to condensed consolidated financial statements.





















   OMI CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 1995
   (UNAUDITED)
   (IN THOUSANDS)




                                                 Cumulative       Unearned
                                   Retained     Translation           from
                                   Earnings      Adjustment           ESOP
   Balance at January 1, 1995      $26,631           $4,912         $(663)
   Net loss                        (1,126)
   Exercise of stock option
   Amortization of unearned compensation                              166
   Net change in valuation account
   Sale of securities

   Balance at March 31, 1995      $25,505          $4,912           $(497)


   See notes to condensed consolidated financial statements.






















   OMI CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 1995
   (UNAUDITED)
   (IN THOUSANDS)


                                                                Unrealized
                                          Compensation             Gain on
                                            Restricted          Securities
                                                 Stock                -net
   Balance at January 1, 1995                   $(941)              $5,684
   Net loss
   Exercise of stock option
   Amortization of unearned compensation           28                    -
   Net change in valuation account                                     357
   Sale of securities                                              (5,935)

   Balance at March 31, 1995                   $(913)                 $106




   See notes to condensed consolidated financial statements.















   OMI CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 1995
   (UNAUDITED)
   (IN THOUSANDS)



                                                                     Total
                                              Treasury         Stockholder
                                                 Stock              Equity
   Balance at January 1, 1995                 $(1,202)            $179,676
   Net loss                                                        (1,126)
   Exercise of stock option                                              8
   Amortization of unearned compensation                               194
   Net change in valuation account                                     357
   Sale of securities                                               (5,935)
    Balance at March 31, 1995                 $(1,202)            $173,174




   See notes to condensed consolidated financial statements.

                        OMI CORP. AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED CASH FLOWS
                         (IN THOUSANDS)
                          (UNAUDITED)




   FOR THE THREE MONTHS ENDED
    MARCH 31,                                         1995            1994

   CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net loss                                       $(1,126)       $(1,763)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Decrease in deferred income taxes payable       (1,798)              -
    Depreciation and amortization                    8,693           9,741
    Amortization of unearned compensation              194             257
    Gain on disposal of assets-net                  (7,363)        (2,873)
    Other - net                                       (425)              -
    Equity in (income) loss from operations of joint ventures
     under(over) dividends received                 (2,519)          1,060
    Changes in assets and liabilities:
    Increase in receivables and other
     current assets                                   (384)        (3,669)
    Increase  in accounts payable and
     accrued expenses                                4,430           9,205
    Advances to (from) joint ventures - net          1,821         (2,724)
    Decrease (increase) in other assets and
     deferred charges                                1,150           (723)
    Increase in advance charter hire and
     other liabilities                                 901              45
    Other assets and liabilities - net                 436             177
    Net cash  provided by operating activities       4,010           8,733

   CASH FLOWS  PROVIDED (USED) BY INVESTING ACTIVITIES:
    Additions to vessels and other property         (2,194)        (1,759)
    Proceeds received from sale of
     marketable securities                          12,360           3,749
    Return of investment in joint ventures                           1,485
    Proceeds and interest received and reinvested in the Capital
     construction and other restricted funds          (310)          (167)
    Withdrawal from Capital construction and
     other restricted                                3,000
    Investments in joint ventures                                  (1,622)
    Net cash provided by investing activities        12,856          1,686

   CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock          8              263
    Proceeds from issuance of long-term debt                         5,050
    Payments on long-term debt                    (11,203)         (5,083)
    Net cash (used) provided by
     financing activities                         (11,195)             230

   Net increase in cash and cash equivalents         5,671          10,649

    Cash and cash equivalents at
      beginning of period                            31,797          45,321
    Cash and cash equivalents at end of period      $37,468        $55,970



   See notes to condensed consolidated financial statements.

   OMI CORP. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   Note 1

   The accompany unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management of OMI Corp. and subsidiaries, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.


   NOTE 2 - INCOME TAXES

   The benefit for income taxes for the three months ended March 31, 1995 varied from statutory rates as follows:

                                                           (in thousands)
   Tax benefit calculated at statutory
     rates                                                      $ (1,024)

   Equity in operations of joint ventures of
     $2,212,000 not tax effected as management
     considers it to be permanently invested                        (774)
                                                                  _______
   Total                                                        $ (1,798)
                                                                  _______

   The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. These earnings are considered by management to be permanently invested in the business.

   NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments include interest of approximately $4,026,000 and $3,887,000 for the three months ended March 31, 1995 and 1994, respectively. There were no income taxes paid during the three months ended March 31, 1995 or March 31, 1994.


   NOTE 4 - JOINT VENTURE INFORMATION

   Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.



   Summarized income statement information, in accordance with Regulation
   S-X Rule 10-01 (b) (1), for the three months ended March 31, 1995 and
   1994 for Amazon and Wilomi are as follows:

                                       Amazon                    Wilomi
                               1995         1994        1995          1994
       (in thousands)

       Revenues              $2,674       $1,648      $5,335        $4,782
       Expenses               2,608        1,756       3,131         3,865
       Operating income
       (loss)                    66         (108)      2,204           917

       Net income (loss)        $91         $(69)       $964           $34






   NOTE 5 - NET (LOSS) INCOME PER COMMON SHARE

   Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because their effect would be anti-dilutive.


   NOTE 6 - CREDIT LINES

   At March 31, 1995, OMI had available and unused a total of $35,000,000 in three short-term lines of credit with banks at variable rates based on LIBOR. During May 1995, OMI received a commitment from a bank for an additional $37,000,000 line of credit.


   NOTE 7 - COMMITMENTS

   OMI and a joint venture partner are constructing a vessel in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in the second quarter of 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantor to the joint venture partner.

   NOTE 8 - GUARANTEED DEBT

   OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $97,535,000 at March 31, 1995, with OMI's share of such guarantees being approximately $48,006,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

   The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1995, no such deficiencies have occurred which have required funding.

   Item. 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               __________________________________________________

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 VERSUS
   1994

   OMI Corp. ("OMI" or the "Company"), is a diversified major bulk shipping company operating in both the U.S. flag and international markets. Its operating fleet currently totals 43 vessels, including ten joint venture vessels and four chartered-in tankers, aggregating
   3.7 million deadweight ("dwt"). One Suezmax tanker is currently under construction and scheduled to be delivered early in 1996 to a 49 percent owned joint venture. The Company also has significant investments in other marine related activities, including lightering of crude carriers in the Gulf of Mexico and workboat supply services, and ship management for the U.S. Government.

   Results of operations of OMI include operating activities of the Company's domestic and foreign wholly-owned, leased and chartered-in vessels.

   RESULTS OF OPERATIONS

   Net voyage revenues is defined as voyage revenue less vessel and voyage expenses. The Company's vessels operate on time charters, short-term time charters, bareboat charters, voyage (or "spot") charters, or in accordance with other contractual arrangements involving one of the four mentioned charters. Each type of charter or arrangement connotes a method by which revenue and expenses are recorded. Under a time charter, revenue is usually based on daily or monthly rates, the charterer assumes certain operating expenses, such as bunkers and port charges. Bareboat charters are similar to time charters but the charterer assumes all operating expenses and the revenue rate is likely to be lower due to the additional costs covered by the charterer. Under a voyage charter, revenues are based on the amount of cargo carried; most expenses are for the owner's account and the length of the charter is generally short-term. Revenues may be higher in the spot market as the owner has to cover more costs. As a result of fluctuations in voyage revenues and expenses due to the nature of the charter, the discussion below addresses variations in net voyage revenues.

   Net voyage revenues of $5,758,000 for the three months ended March 31, 1995 decreased $10,298,000 or 64 percent, as compared to the three months ended March 31, 1994. The decrease was primarily attributable to the U.S. flag fleet, which accounted for $8,924,000 of the decline. The decreases in domestic net voyage revenue were primarily due to the lay- up of OMI's largest domestic vessel, the OMI Columbia, for 53 more days than in the first quarter of 1994, and decreases in the operations of two U.S. flag tankers which were offhire for an aggregate of 99 days due to substantial upgrading of the vessels in preparation for the commencement of U.S. Navy charters. In addition, lower rates were received for the domestic fleet's three dry bulk carriers which had been operating under a U.S. government sponsored foreign aid program ("PL480") for the distribution of agricultural product and less revenue was generated by OMI's 80 percent owned subsidiary, OMI Petrolink Corporation, resulting from lower volume and rates and increased costs in lightering operations in the Gulf of Mexico. Net voyage revenues were also affected by the sale of three product carriers in mid 1994. OMI Columbia has had significant offhire days due to the lay-up of the vessel because there has been little business for the vessel since its last time charter in 1992. In the first quarter of 1994, the OMI Columbia operated on four consecutive voyage charters in the Alaskan North Slope trade; during the past few years Alaskan crude oil production has decreased and favors short hauls. During the fourth quarter of 1994 and part of the first quarter of 1995, the vessel was employed carrying cargo under the PL480 program.

   In April 1995, two product carriers were time chartered to the Military Sealift Command ("MSC"), for less than one year, with possible longer term charters in the future. Two sister ships continue to operate in the foreign trade and receive Operating Differential Subsidy ("ODS").

   During previous years PL480 programs were very profitable for the domestic bulkers. During 1994 there was less cargo available under these programs and in 1995, even less tonnage is available. As a result, increased competition has adversely affected the rates. One vessel operated 66 days in this trade but is currently laid-up. The other two vessels began the year operating under PL480, and then obtained cargoes in foreign commercial markets. These two vessels will continue to carry commercial foreign cargos and will be eligible to collect ODS. In June they will begin time charters for up to one year.

   Decreases in foreign net voyage revenues of $1,374,000 were primarily attributable to three crude oil tankers. Two of these tankers were operating under bareboat charters until the second quarter in 1994, at which time, they entered the spot market just as crude oil rates began to improve. During the three months ended March 31, 1995, although rates improved over 1994, the rates were below the bareboat rate earned in the prior year. The third crude oil tanker, which was operating in the spot market as well, incurred 44 days offhire in the first quarter of 1995, resulting from 20 days in drydock and the remainder of the days en route to the shipyard.

   OTHER INCOME

   Other income consists primarily of management fees, insurance premiums received from affiliates and/or other parties and dividend income on investments. For the three months ended March 31, 1995, other income decreased $70,000 or 4 percent, as compared to the first quarter of 1994. The net decrease in 1995 is the result of a dividend received during the first quarter of 1994 on a foreign investment in which OMI holds a minority position. OMI recorded a dividend on this investment during April 1995.

   OTHER OPERATING EXPENSES

   The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the three months ended March 31, 1995, these expenses decreased an aggregate of $1,858,000 or 12 percent. The primary reason for the decrease is a reduction in depreciation expense of $1,048,000, resulting principally from the sale of three domestic vessels during the third quarter of 1994. Salary expense increased $309,000 as a result of a one time charge of $809,000 for employees electing to terminate their employment under a voluntary severance program in February 1995, offset by an approximate $500,000 decrease in salaries as compared to the same period last year. Other reductions in general and administrative expenses were in professional fees and employee benefits.

   OTHER INCOME (EXPENSE)

   Other income (expense) consists of gain on disposal of assets-net, interest expense-net, minority interest in loss (income) of subsidiary and other-net. The increase in net other income (expense) of $5,605,000 for the three months ended March 31, 1995 over the 1994 period is primarily due to the sale of 2,503,389 shares of Noble Drilling Corporation ("Noble") stock for a gain of $7,806,000, compared to gains aggregating $2,814,000 for the same investment in 1994. The Company has now liquidated its position in Noble.

   BENEFIT FOR INCOME TAXES

   The benefit for income taxes of $1,798,000 for the three months ended March 31, 1995 varied from statutory rates primarily because deferred taxes are not recorded for the equity in operations of joint ventures other than Amazon Transport, Inc. and White Sea Holdings Ltd., as management considers such earnings to be permanently invested.

   EQUITY IN INCOME (LOSS) OF OPERATIONS OF JOINT VENTURES

   Equity in operations of joint ventures of $2,519,000 increased $2,614,000 in the first quarter 1995 from a loss in operations of joint ventures of $95,000 in 1994. Increases in 1995 were attributable primarily to four joint ventures. One venture sold a vessel in January 1995; OMI's portion of the gain was $990,000. Two vessels that were delivered in 1993 and 1994 have been operating profitably in marketing pools and a vessel previously operating in the spot market is currently on a more profitable time charter.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital of $10,806,000 at March 31, 1995, decreased $12,355,000 from $23,161,000 at December 31, 1994. Cash and cash equivalents of $37,468,000 increased $5,671,000 or 18 percent from the balance of $31,797,000 at December 31, 1994. For the three months ended March 31, 1995, net cash provided by operating activities was $4,010,000 which was a decrease of $4,723,000 or 54 percent from net cash provided by operating activities of $8,733,000 for the three months ended March 31, 1994.

   For the three months ended March 31, 1995, sources of liquidity, other than from operating activities were primarily from proceeds received from the sale of investments of $12,360,000 and proceeds received from a qualified withdrawal from the Capital construction and other restricted funds of $3,000,000.

   The primary uses of cash, other than for operating activities during the three months ended March 31, 1995, were for payments on long-term debt of $11,203,000 and capital improvements on vessels of $2,194,000.

   On April 4, 1995, OMI sold 58,000 shares of its investment in SEACOR Holdings, Inc. for approximately $1,175,000.

   The Company has lines of credit of $35,000,000 at March 31, 1995 and a commitment for another $37,000,000 credit line. OMI is in the position to meet its current and future obligations, and to acquire and dispose of vessels as opportunity and need arises. Currently, OMI is actively seeking to restructure its position in the U.S. flag fleet and is holding discussions with other U.S. flag participants.

   COMMITMENTS

   OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered early in 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantor to the joint venture partner. OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $97,535,000 at March 31, 1995, with OMI's share of such guarantees being approximately $48,006,000. OMI also is guarantor for one of its joint ventures revolving line of credit of up to $4,000,000 at March 31, 1995, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

   The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1995, no such deficiencies have occurred which have required funding.

   PART II:  OTHER INFORMATION


   ITEM 1 - LEGAL PROCEEDINGS

            None.


   ITEM 2 - CHANGES IN SECURITIES

            None.


   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Reference to proxy statement filed with
            Securities and Exchange Commission on
            April 20, 1995.


   ITEM 5 - OTHER INFORMATION

            None.

   ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     A. EXHIBITS

           Exhibit 27 Financial Data Schedule, dated March 31, 1995

     B. REPORTS ON FORM 8-K

            None.

   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMI CORP.
                  ___________________________________

                          (REGISTRANT)



   DATE:     MAY 15, 1995                    BY:   JACK GOLDSTEIN
                                          _____________________________
                                                   JACK GOLDSTEIN
                                              PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER



   DATE:     MAY 15, 1995                 BY:   VINCENT DE SOSTOA
                                          _____________________________
                                                VINCENT DE SOSTOA
                                           SENIOR VICE PRESIDENT/
                                                FINANCE AND CHIEF
                                                FINANCIAL OFFICER