Form 10-Q
period 1995-06-30
OMI CORP
filed 1995-08-14
CIK 732780

Being Filed Pursuant to Rule 901 (d) of Regulation S-T



                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended       June 30, 1995

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

          Yes X             No

Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of      August 14, 1995:

   Common Stock, par value 0.50 per share  31,001,057  shares

                    OMI CORP. AND SUBSIDIARIES
                              INDEX


PART I:   FINANCIAL INFORMATION                              Page

Item 1. Financial Statements

         Condensed Consolidated Statements of
           Operations for the three and six months
           ended June 30, 1995 and 1994                         3

         Condensed Consolidated Balance Sheets-
           June 30, 1995 and December 31, 1994                  4

         Consolidated Statements of Changes in
           Stockholders' Equity for the six months
           ended June 30, 1995                                  5

        Consolidated Statements of Cash Flows for the six
          months ended June 30, 1995 and 1994                   7

         Notes to Condensed Consolidated Financial
           Statements                                           8

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10


PART II:  OTHER INFORMATION                                    15

SIGNATURES                                                     16



                    OMI CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)





        FOR THE THREE MONTHS                               FOR THE SIX MONTHS
               ENDED JUNE 30,                                  ENDED JUNE 30,

                       1995              1994               1995         1994
Revenues:
Voyage revenues     $60,806           $66,048           $116,269     $131,139
Other income          1,357             1,145              2,884        2,742
 Total revenues      62,163            67,193            119,153      133,881

Operating Expenses:
 Vessel and voyage   52,329            54,574            102,034      103,609
 Depreciation and
  amortization        8,499             9,862             17,192       19,603
 Operating lease      1,360             1,755              2,963        3,837
 General and
  administrative       3,842            4,432              7,713        8,634
 Total operating
  expenses            66,030           70,623            129,902      135,683

Operating loss        (3,867)          (3,430)           (10,749)     (1,802)

Other (Expense) Income:
 (Loss)gain on disposal of
  assets-net          (1,128)             105              6,235        2,959
 Interest
  expense-net         (6,214)          (6,381)           (12,704)    (13,340)
 Minority interest
  in (income) loss
  of subsidiary          (22)             (40)               119        (101)
 Other-net               458                                 883
  Net other expense   (6,906)           (6,316)            (5,467)   (10,482)




Loss before income
 taxes and equity in
 operations of joint
 ventures            (10,773)           (9,746)           (16,216)   (12,284)
Benefit for
 income taxes         (3,397)           (3,517)            (5,195)    (4,387)
Loss before equity
 in operations
 of joint ventures    (7,376)           (6,229)            (11,021)   (7,897)
Equity in operations
 of joint
 ventures-net          2,080               854               4,599        759
Net loss             $(5,296)          $(5,375)            $(6,422)  $(7,138)

Net loss per
 common share         $(0.17)           $(0.18)             $(0.21)   $(0.23)

Weighted average
 number of shares
 of common stock
 outstanding          30,533            30,682              30,510     30,670


See notes to condensed consolidated financial statements.

                    OMI CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)



                                               JUNE 30, 1995  DEC. 31, 1994
ASSETS                                          (UNAUDITED)

Current assets:
 Cash, including cash equivalents: 1995-
  $16,980, 1994-$19,734                            $ 29,330       $ 31,797
 Marketable securities                                1,653         14,415
 Advances to masters                                  4,618            635
 Receivables:
   Traffic                                           11,554         16,364
   Other                                             14,664          9,442
 Prepaid expenses and other current assets            9,241          8,726
     Total current assets                            71,060         81,379

Capital construction and other restricted funds       9,583         12,961

Vessels and other property, at cost                 680,213        695,399
Less accumulated depreciation                      (290,516)      (294,401)
Vessels and other property-net                      389,697        400,998

Investments in, and advances to joint ventures       83,536         81,868

Long-term investments                                   591          3,075

Other assets and deferred charges                    23,324         24,851

Total                                             $ 577,791      $ 605,132


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 3,474        $ 6,842
  Accrued liabilities:
    Voyage and vessel                                30,566         22,075
    Interest                                          4,422          4,563
    Other                                             4,192          5,838
  Current portion of long-term debt                  19,767         18,900
      Total current liabilities                      62,421         58,218

Long-term debt                                      244,303        253,239

Deferred income taxes payable                        71,363         79,448

Advance time charter revenues
 and other liabilities                               27,246         31,509

Minority interest in subsidiary                       2,922          3,042

Stockholders' equity                                169,536        179,676

Total                                             $ 577,791      $ 605,132

See notes to condensed consolidated financial statements.

                   OMI CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                                 (UNAUDITED)
                          (IN THOUSANDS)





                                                                  Cumulative
                   Common Stock            Capital     Retained  Translation
                Shares       Amount        Surplus     Earnings   Adjustment

Balance at
 January 1,
 1995           30,672      $15,336       $129,919      $26,631       $4,912
Net loss                                                (6,422)
Exercise of
 stock options      84           42            368
Amortization of
 unearned
 compensation
Net change
 in valuation
 account
Sale of securities
Sale of treasury stock                        (130)

Balance at
 June 30,1995    30,756      $15,378      $130,157      $20,209        $4,912




See notes to condensed consolidated financial statements.

                                OMI CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                (UNAUDITED)
                                      (IN THOUSANDS)




                                               Unearned         Unrealized
                              Unearned         Compensation     Gain on
                              Compensation     Restricted       Securities
                              From ESOP        Stock            -net

Balance at January 1, 1995   ($663)           ($941)            $5,684
Net loss
Exercise of stock options
Amortization of unearned
 compensation                  332              56
Net change in valuation
 account                                                           751
Sale of securities                                             (6,119)
Sale of treasury stock

Balance at June 30,1995      ($331)           ($885)              $316



                                                              Total
                                     Treasury         Stockholders'
                                        Stock                Equity

Balance at January 1, 1995           ($1,202)             $179,676
Net loss                                                   (6,422)
Exercise of stock options                                      410
Amortization of unearned
 compensation                                                  388
Net change in valuation
 account                                                       751
Sale of securities                                         (6,119)
Sale of treasury stock                   982                   852

Balance at June 30,1995                ($220)             $169,536






See notes to condensed consolidated financial statements.

                        OMI CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

FOR THE SIX MONTHS
 ENDED JUNE 30,                                        1995              1994

CASH FLOWS (USED) PROVIDED
 BY OPERATING ACTIVITIES:
 Net loss                                           $(6,422)         $(7,138)
 Adjustments to reconcile net loss
  to net cash used
  by operating activities:
  Decrease in deferred income taxes payable          (5,195)          (4,387)
  Depreciation and amortization                      17,192            19,603
  Amortization of unearned compensation                 388               921
  Gain on disposal of assets-net                     (6,322)          (2,959)
  Other - net                                          (883)
  Equity in operations of joint ventures
      (over) under dividends received                (3,399)              206
 Changes in assets and liabilities:
  Increase in receivables and other current assets   (4,637)          (7,143)
  (Decrease) increase in accounts payable and
   accrued expenses                                    (396)            4,944
  Advances from (to) joint ventures - net             2,585           (4,771)
  Decrease (increase) in other assets and deferred
   charges                                              935           (1,400)
  Decrease in advance charter hire and
 other liabilities                                   (2,144)          (2,038)
  Other assets and liabilities - net                  1,007               162
 Net cash used by operating activities               (7,291)          (4,000)

CASH FLOWS PROVIDED (USED)
 BY INVESTING ACTIVITIES:
  Additions to vessels and other property           (15,319)         (13,924)
  Proceeds from disposition of assets                 8,938                8
  Proceeds received from sale of
 marketable securities                               13,535             3,749
  Return of investment in joint ventures                                1,485
  Proceeds and interest received and
  reinvested in the
   Capital construction and other
   restricted funds                                   (224)             (344)
  Withdrawals from Capital construction and other
    restricted funds                                 4,700
  Investments in joint ventures                                       (1,597)
 Net cash provided (used) by investing activities   11,630           (10,623)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock           137                263
  Proceeds from issuance of long-term debt           9,257             12,050
  Payments on long-term debt                       (16,200)           (9,574)
 Net cash (used) provided by financing activities   (6,806)             2,739

Net decrease in cash and cash equivalents           (2,467)          (11,884)
Cash and cash equivalents at beginning of period    31,797             45,321
Cash and cash equivalents at end of period         $29,330            $33,437


See notes to condensed consolidated financial statements.

                                OMI CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management of OMI Corp. and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.


NOTE 2 - INCOME TAXES

The benefit for income taxes for the six months ended June 30, 1995 varied from statutory rates as follows:
                                                              (in thousands)
Tax benefit calculated at statutory
  rates                                                            $ (4,066)
Equity in operations of joint ventures of $3,227,000
  (net of dividends declared) not tax effected as
  management considers it to be permanently invested                 (1,129)

Total                                                              $ (5,195)

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. These earnings are considered by management to be permanently invested in the business.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $13,813,000 and $14,854,000 for the six months ended June 30, 1995 and 1994, respectively. There were no income taxes paid during the six months ended June 30, 1995 or June 30, 1994.

NOTE 4 - JOINT VENTURE INFORMATION

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information, in accordance with Regulation S-X Rule 10-01 (b) (1), for the three months and six months ended June 30, 1995 and 1994 for Amazon and Wilomi are as follows:


                                For the Three Months Ended June 30,

                                   Amazon                        Wilomi
(In thousands)               1995          1994           1995           1994

Revenues                   $2,084        $1,460         $4,184         $5,154
Expenses                    2,568         1,840          3,509          3,254
Operating (loss)
  income                     (484)         (380)           675          1,900

Net (loss) income           ($460)         ($357)         ($713)         $776






                                     For the Six Months Ended June 30,
                                   Amazon                        Wilomi
(In thousands)               1995          1994           1995           1994

Revenues                   $4,758        $3,108         $9,519         $9,936
Expenses                    5,176         3,596          6,640          7,119
Operating (loss)
  income                     (418)         (488)         2,879          2,817

Net (loss) income           ($369)        ($426)          $251           $810



Note 5 - Net Loss per Common Share

Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because their effect would be anti-dilutive.

Note 6 - Credit Lines

OMI had available four lines of credit with banks at variable rates based on LIBOR aggregating a total of $72,000,000; $62,743,000 was unused at June
30, 1995.

Note 7 - Commitments

OMI and a joint venture partner are constructing a vessel in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantor to the joint venture partner.


Note 8 - Guaranteed Debt

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $97,785,000 at June 30, 1995, with OMI's share of such guarantees being approximately $46,135,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At June 30, 1995, no such deficiencies have occurred which have required funding.

Note 9 - Exchange of Vessels

On June 27, 1995, OMI announced it had reached an agreement with A/S Dampskibssels Torm and Partners ("TORM") to acquire three 30,000 dwt., product carriers in exchange for a large product carrier, other vessels and monetary consideration in a like kind exchange. The exchange is to be completed by November 30, 1995.

Item. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Results of operations for the six months ended June 30, 1995 versus June 30,
1994

OMI Corp. ("OMI" or the "Company") is a diversified major bulk shipping company operating in both the U.S. flag and international markets. OMI's operating fleet currently totals 44 vessels including ten joint venture vessels, one leased and six chartered-in vessels. One Suezmax tanker is currently under construction and scheduled for delivery in 1996 to a 49 percent owned joint venture. The Company is involved in other marine related activities, including lightering of crude carriers and workboat supply services in the Gulf of Mexico and ship management for the U.S. Government.

Results of operations of OMI Corp. include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which is voyage revenue less vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time charters, short-term time charters ("STC"), bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenue and expenses are recorded. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as bunkers and port charges. Bareboat charters are similar to time charters but the charterer assumes all operating expenses. The revenue rate is likely to be lower than a time charter since the costs are covered by the charterer. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage.

Net voyage revenues of $14,235,000 for the six months ended June 30, 1995, decreased $13,295,000 or 48 percent, as compared to the six months ended June 30, 1994. The decrease was primarily attributable to the U.S. flag fleet, which accounted for $12,395,000 of the decline. In comparison to the first six months of 1994, decreases in 1995 in domestic operations primarily resulted from the following: (1) three vessels, which had contributed over three million dollars in net voyage revenues in the first six months of 1994 were sold in July 1994, (2) three vessels were drydocked in the first six months of 1995 resulting in offhire days and increases to drydock expense
(3) three vessels were affected by the decline in the PL480 program under which the U. S. Government sells or donates surplus grain for export to developing countries, (4) lower rates and higher costs for the OMI Columbia which has been trading in PL480 cargoes during 1995, and (5) less revenue generated by OMI's 80 percent owned subsidiary OMI Petrolink Corporation, due to depressed rates for lightering operations in the Gulf of Mexico.

Six domestic vessels share four Operating Differential Subsidy ("ODS") contracts. Such contracts are issued by the Marine Subsidy Board of the U. S. Department of Transportation ("Subsidy Board") and provide subsidy for a portion of the difference in the costs between operating a U.S. Flag vessel versus a foreign vessel. On August 10, 1995, the Company received permission from the Subsidy Board to allow the OMI Columbia to participate in the four existing
ODS contracts, bringing the total number of eligible vessels to seven.
In 1994, four product carriers operated in the spot market and received ODS.
Two of these vessels are currently receiving ODS and are operating in foreign trades with slightly better earnings in 1995 due to improved trading patterns. The other two product carriers began time charters in April 1995 with the Military Sealift Command ("MSC") for approximately six months. Prior to the commencement of the charters with MSC, these vessels were offhire an aggregate of 107 days while in drydock undergoing upgrades. At this time the Company has been notified that the vessels have been rechartered by MSC. The other two vessels included in the ODS pool are dry bulk carriers which were previously operating under PL480 programs that were profitable until 1994, when less cargo became available under these programs. The decline in tonnage available in these programs continues, with no expected increase in the foreseeable future. In 1995, the bulkers were operated in the foreign spot market through June and July, and then each began time charters in foreign markets for approximately ten and twelve month periods. While the vessels are operating in foreign markets, they are eligible for subsidy. The Platte, a dry bulk carrier not eligible for ODS, has operated in the PL480 programs but has experienced a significant number of offhire days in both 1994 and 1995. This vessel is currently operating on a six month commercial time charter expiring in November. The Company is supporting legislation to reflag this vessel under foreign registry so that it may compete more effectively in the foreign market.

The OMI Columbia has incurred significant offhire days due to the periodic lay-up of the vessel between 1992 and 1995 because of the lack of business. In 1994, the OMI Columbia operated on four consecutive voyage charters in the Alaskan North Slope trade. Alaskan crude oil production has decreased in the last three years, and distribution favors shorter hauls. Since late 1994, the vessel has been employed sporadically carrying cargo under PL480 programs at rates lower than rates in crude oil trade. During July 1995, legislation to lift the ban on exporting Alaskan oil was voted on and approved in the U.S. House of Representatives. A conference report of a joint House and Senate committee must still be approved and forwarded to the President for signature. When this process is completed, it is expected that the demand for vessels such as the OMI Columbia will improve.

The net decrease in foreign net voyage revenues of $900,000 was primarily the result of drydocking six vessels in the first half of 1995 for an aggregate of 206 days compared to two vessels drydocked in the first six months of 1994 for an aggregate of 63 days. The Company drydocked the majority of its foreign vessels scheduled for drydock in 1995 in the second quarter of 1995 because the second quarter is typically the weakest quarter to trade. Another contributing factor to the decrease in revenues was that three vessels currently operating in the spot market were operating on bareboat/time charters at slightly better rates in 1994. OMI operates 17 wholly owned vessels in its foreign fleet that comprises a VLCC, a Liquid Petroleum Gas Carrier ("LPG"), and Suezmax and Product Tankers. In 1995, all markets for these vessels have shown significant improvements in comparison to 1994 (although rates are improving in the spot market in 1995, time charter rates in 1994 were still better in comparison). The improvements in the market are a result of increased demand in the Far East, specifically, Japan, Korea, Taiwan and China, due to the improving economies of these countries. Additionally, rates have increased due to the decline in the supply of world fleet tankers in 1995 in comparison to 1994.

On June 27, 1995, OMI entered into an agreement with A/S Dampskibssels Torm and Partners ("TORM") to acquire three 30,000 dwt. product carriers in exchange for a large product carrier, two other vessels and cash in a like-kind exchange. The exchange is to be completed by November 30, 1995, and is in line with OMI's marketing strategy to expand its position in small size product carriers, while turning over its older vessels for a younger fleet.


Results of operations for the three months ended June 30, 1995 versus June 30, 1994

Net voyage revenue decreased $2,997,000 or 26 percent, for the three months ended June 30, 1995, as compared to the same period in 1994. Net decreases in domestic net voyage revenues of $3,471,000 were offset in part by a net increase in foreign operations of $474,000. The primary reasons for the net decrease in the second quarter of 1995 were from the decline in net voyage revenues resulting from the sale of three domestic vessels during July 1994, offhire due to drydocking vessels, including additional drydock expenses realized on four vessels, two for work performed for the preparation of the vessels to trade on time charters with MSC and two for additional maintenance required to adhere to OMI's corporate policy of efficiency and safety, and lower net voyage revenues received for lightering operations in the Gulf of Mexico. Foreign net voyage revenues increased primarily due to the reversal of the drydock accrual on a vessel that was sold in June 1995, and decreases in vessel expenses on another vessel.

Other Income

Other income consists primarily of management fees and dividend income on investments. For the six months ended June 30, 1995, other income increased $142,000 or five percent as compared to the six months ended June 30, 1994. The increase in the first half of 1995 was primarily from fees received from the management of vessels for the U.S. government offset by a smaller dividend received in 1995 then in 1994 on a foreign investment in which OMI holds a minority position.

Other income increased $212,000 or 19 percent in the second quarter of 1995 primarily because of the management fees mentioned above.

Other Operating Expenses

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the six months ended June 30, 1995, these expenses decreased an aggregate of $4,206,000 or 13 percent. The primarily reason for the decrease was a reduction in depreciation expense of $2,411,000, resulting principally from the sale of three domestic vessels during the third quarter of 1994. Operating lease expense is less in 1995 compared to the first six months of 1994, because of reduced lease expense on a vessel lease for which an impairment loss was recorded in December 1994.. Salary expense increased for a one time charge of $809,000 for employees electing to terminate their employment under a voluntary severance program in February 1995. This increase was offset by decreases in salaries and employee benefits subsequent to February for fewer individuals employed compared to the same period 1994. Other reductions in general and administrative ("G & A") expenses include a decline in professional fees compared to the six months ended June 30, 1994.

Other operating expenses decreased $2,363,0000 or 15 percent for the three months ended June 30, 1995, compared to the three months ended June 30, 1994. See the previous paragraph for explanations for decreases in depreciation expense of $1,363,000, operating lease expense and G & A expenses in the second quarter of 1995.

Other Income (Expense)

Other income (expense) consists of gain on disposal of assets-net, interest expense-net, minority interest in (income) loss of subsidiary and other-net. The decrease of $5,015,000 or 48 percent in net other expense for the six months ended June 30, 1995, compared to the same period in 1994 was primarily due to the sale of 2,503,389 shares of Noble Drilling Corporation ("Noble") stock and 58,000 shares of SEACOR Holdings Inc. stock at an aggregate gain of $8,111,000 compared to a gain on investments of $2,814,000 in 1994. The gain on sale of stock was offset by the loss on the sale of a vessel of $1,428,000 during June 1995 and losses on sale of Capital construction fund ("CCF") investments.

Net other expense increased $590,000 or nine percent, in the second quarter 1995 compared to the second quarter 1994 primarily due to the loss on the sale of the vessel in June 1995 offset by gain on sale of stock.

Benefit for Income Taxes

The benefit for income taxes of $5,195,000 for the six months ended June 30, 1995, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. and White Sea Holdings Ltd., as management considers such earnings to be permanently invested.

The benefit for income taxes for the three months ended June 30, 1995, was $3,397,000.

Equity in Operations of Joint ventures

Equity in operations of joint ventures of $4,599,000 increased $3,840,000 in the six months ended June 30, 1995, from $759,000 in the first six months in 1994. Increases were primarily attributed to four joint ventures. One 50 percent owned joint venture that operates as technical manager for vessels recorded significant profits. A 49.9 percent owned joint venture sold a vessel in the first quarter of 1995 for a gain and achieved earnings from its other vessel that was delivered in 1994 increased in 1995. Two other joint ventures contributed to an increase in equity in 1995 due to losses in operations for the first six months of 1994, one vessel was in drydock and incurred losses in the spot market and the other joint venture incurred operating losses that resulted in wrapping-up its business by the end of 1994.

Equity in operations of joint ventures increased $1,226,000 or 144 percent in the second quarter of 1995 compared to the same period in 1994. Increases were primarily due to profits from the joint venture that technically manages vessels, increases in revenue for the vessel that was delivered in 1994 and from the joint venture that incurred losses in 1994 and began wrapping-up its operations in December 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital of $8,639,000 at June 30, 1995, decreased $14,522,000 or 63 percent from $23,161,000 at December 31, 1994. Cash and cash equivalents of $29,330,000 decreased $2,467,000 or eight percent from the balance of $31,797,000 at December 31, 1994. For the six months ended June 30, 1995, net cash used by operating activities was $7,291,000 which was an increase of $3,291,000 or 82 percent from net cash used by operating activities of $4,000,000 for the six months ended June 30, 1994.

For the six months ended June 30, 1995, sources of liquidity, other than from operating activities were primarily from proceeds of $13,535,000 received from the sale of investments, proceeds of $8,938,000 from the sale of a vessel, proceeds of $9,257,000 received from a line of credit and qualified withdrawals of $4,700,000 from the CCF.

The primary uses of cash other than for operating activities during the six months ended June 30, 1995, were for payments of $16,200,000 of long-term debt, purchase of a vessel for $9,623,000 and other capital expenditures for improvements on vessels of $5,696,000.

The Company has four bank lines of credit aggregating $72,000,000 at June 30, 1995, of which $62,743,000 was unused. OMI is in the position to meet its current and future obligations, and to acquire and dispose of vessels as opportunity and need arise. Currently, OMI is actively seeking to restructure its position in the U.S. flag fleet as well as the foreign fleet in accordance with corporate objectives.

COMMITMENTS

OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $54,400,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent through a joint venture partner. OMI acts as a co-guarantor for portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $97,785,000 at June 30, 1995, with OMI's share of such guarantees being approximately $46,135,000. OMI also is guarantor for one of its joint ventures revolving line of credit of up to $4,000,000 at June 30, 1995, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At June 30, 1995, no such deficiencies have occurred which have required funding.

          PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

   None.

Item 2 - Changes in Securities

   None.

Item 3 - Defaults upon Senior Securities

   None.

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 23, 1995, OMI Corp. held the annual meeting of shareholders. At this meeting, the stockholders were asked to consider and vote upon the following matters:

     1) A proposal to approve the adoption by the Board of Directors of the 1995 Stock Option Plan for Non-Employee Directors providing for the grant of options up to 300,000 shares of the common stock of the Company to Non-Employee Directors, as more fully set forth in the proxy statement filed with the Securities and Exchange Commission ("SEC") on April 20, 1995. A total of 24,610,454 votes were cast for, and 1,971,512 votes against this proposal which was approved.

     2) A proposal to approve the adoption by the Board of Directors of the 1995 Equity Incentive Plan providing for the grant of options to employees and restricted stock to certain key employees of up to 1,000,000 shares of common stock of the Company, as more fully set forth in the proxy statement filed with the SEC on April 20, 1995. A total of 24,073,983 votes were cast for, and 2,537,249 votes against this proposal which was approved.

Item 5 - Other Information

     None.

Item 6 - Exhibit and Reports on Form 8-K

 a. Exhibits

     10.14 OMI Corp. 1995 Stock Option Plan for Non-Employee Directors, (Executive Compensation Plan).
     10.15 OMI Corp. 1995 Incentive Equity Plan, (Executive Compensation
        Plan).
     27 OMI Corp. - Financial Data Schedule, dated June 30, 1995

 b. Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OMI CORP.


                              (REGISTRANT)



Date:   August 14, 1995             By: /s/  Jack Goldstei
                                             Jack Goldstein
                                             President and Chief
                                             Executive Officer



Date:   August 14, 1995             By: /s/  Vincent de Sostoa
                                             Vincent de Sostoa
                                             Senior Vice President/
                                             Finance and Chief
                                             Financial Officer

OMI CORP.
1995 INCENTIVE EQUITY PLAN



1. Purpose. The purpose of the OMI Corp. 1995 Incentive Equity Plan (the "Plan") is to maintain the ability of OMI Corp. (the "Company") and its subsidiaries to attract and retain highly qualified and experienced employees and to give such employees a continued proprietary interest in the success of the Company and its subsidiaries. Pursuant to the Plan, such employees will be offered the opportunity to acquire common stock through the grant of options, stock appreciation rights in tandem with such options, the award of restricted stock under the Plan, bonuses payable in stock or a combination thereof. Unless the context clearly indicates otherwise, references herein to "option" or "options" shall include any tandem stock appreciation right that may be granted in connection with such option or options in accordance with Paragraph 6(f) hereof.

As used herein, the term "subsidiary" shall mean any present or future corporation which is or would be a "subsidiary corporation" of the Company as the term is defined in Section 424(f) of the Internal Revenue Code of 1986, as amended from time to time (the "Code"). References to the "Exchange Act" are to the Securities Exchange Act of 1934, as it may be amended from time to time.

2. Administration of the Plan. The Plan shall be administered by a compensation committee (the "Committee") as appointed from time to time by the Board of Directors of the Company (the "Board"), which Committee shall consist of not less than three (3) members of the Board. No member of the Committee shall be eligible to be granted options or awarded restricted stock or bonuses payable in stock under the Plan. No member of the Board shall be appointed to the Committee who has been granted an option or awarded restricted stock or bonuses payable in stock under the Plan within one year prior to appointment. A majority of the members of the Committee shall constitute a quorum. The vote of a majority of a quorum shall constitute action by the Committee.

In administering the Plan, the Committee may adopt rules and regulations for carrying out the Plan. The interpretation and decision with regard to any question arising under the Plan made by the Committee shall be final and conclusive on all employees of the Company and its subsidiaries participating or eligible to participate in the Plan. The Committee may consult with counsel, who may be of counsel to the Company, and shall not incur any liability for any actiontaken in good faith in reliance upon the advice of counsel. The Committee shall determine the employees to whom, and the time or times at which, grants or awards shall be made and the number of shares to be included in the grants or awards. Within the limitations of the Plan, the number of shares for which options will be granted from time to time and the periods for which the options will be outstanding will be determined by the Committee.

Each option or stock or other awards granted pursuant to the Plan shall be evidenced by an Option Agreement or Award Agreement (the "Agreement"). The Agreement shall not be a precondition to the granting of options or stock or other awards; however, no person shall have any rights under any option or stock or other awards granted under the Plan unless and until the person to whom such option or stock or other award shall have been granted shall have executed and delivered to the Company an Agreement. The Committee shall prescribe the form of all Agreements. A fully executed original of the Agreement shall be provided to both the Company and the recipient of the grant or award.

3. Shares of Stock Subject to the Plan. The total number of shares that may be optioned or awarded under the Plan is 1,000,000 shares of the $0.50 par value common stock of the Company (the "Common Stock") except that said number of shares shall be adjusted as provided in Paragraph 13. No employee shall receive, over the term of the Plan, awards of restricted stock for more than 150,000 shares of Common Stock or awards in the form of options, whether incentive stock options or options other than incentive stock options, to purchase more than 150,000 shares of Common Stock. Any shares subject to an option which for any reason expires or is terminated unexercised and any restricted stock which is forfeited may again be optioned or awarded under the Plan; provided, however, that forfeited shares shall not be available for further awards if the employee has realized any benefits of ownership from such shares. Shares subject to the Plan may be either authorized and unissued shares or issued shares acquired by the Company or its subsidiaries.

4. Eligibility. Key salaried employees, including officers, of the Company and its subsidiaries (but excluding non-employee directors) are eligible to be granted options and awarded restricted stock under the Plan and to have their bonuses payable in stock. The employees who shall receive awards or options under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among those eligible, which may be based upon information furnished to the Committee by the Company's management, and the Committee shall determine, in its sole discretion, the number of shares to be covered by the award or awards and by the option or options granted to eachsuch employee selected. Such key salaried employees who are selected to participate in the Plan shall be referred to collectively herein as "Participants."

5. Duration of the Plan. No award or option may be granted under the Plan more than ten years from the date the Plan is adopted by the Board or the date the Plan receives shareholder approval, whichever is earlier, but awards or options theretofore granted may extend beyond that date.

6. Terms and Conditions of Stock Options. All options granted under this Plan shall be either incentive stock options, as defined in Section 422 of the Code, or options other than incentive stock options. Each such option shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith as the Committee shall determine.

 (a) The option price per share shall be determined by the Committee. However, subject to Paragraph 6(k), the option price of incentive stock options and other than incentive stock options shall not be less than 100% of the fair market value of a share of Common Stock at the time the option is granted. For purposes of the Plan, the fair market value shall be the mean between the highest and lowest prices at which the Common Stock is traded on the New York Stock Exchange or any successor thereto on the relevant date. If there is no sale of the Common Stock on such exchange on the date the option is granted, the mean between the bid and asked prices on such exchange at the close of the market on such date shall be deemed to be the fair market value of the Common Stock.

 (b) Each option shall be exercisable pursuant to the attainment of such performance goals and/or during and over such period ending not later than ten years from the date it was granted, as may be determined by the Committee and stated in the Agreement. In no event may an option be exercised more than 10 years from the date the option was granted.

 (c) Unless otherwise provided in the Agreement, no option shall be exercisable within six months from the date of the granting of the option. An option shall not be exercisable with respect to a fractional share of Common Stock or with respect to the lesser of fifty (50) shares or the full number of shares then subject to the option. No fractional shares of Common Stock shall be issued upon the exercise of an option. If a fractional share of

Common Stock shall become subject to an option byreason of a stock dividend or otherwise, the optionee shall not be entitled to exercise the option with respect to such fractional share.

 (d) Each option shall state whether it will or will not be treated as an incentive stock option.

 (e) Each option may be exercised by giving written notice to the Company specifying the number of shares to be purchased, which shall be accompanied by payment in full including, if required by applicable law, taxes, if any. Payment, except as provided in the Agreement, shall be

  (A) in United States dollars by check or bank draft, or

  (B) by tendering to the Company Common Stock shares already owned for at least six months by the person exercising the option, which may include shares received as the result of a prior exercise of an option, and having a fair market value, as determined in accordance with Paragraph 6(a), on the date on which the option is exercised equal to the cash exercise price applicable to such option, or

  (C) by a combination of United States dollars and Common Stock shares as aforesaid, or

  (D) in accordance with a cashless exercise program established by the Committee in its sole discretion under which either (A) if so instructed by the optionee, shares may be issued directly to the optionee's broker or dealer upon receipt of the purchase price in cash from the broker or dealer, or (B) shares may be issued by the Company to an optionee's broker or dealer in consideration of such broker's or dealer's irrevocable commitment to pay to the Company that portion of the proceeds from the sale of such shares that is equal to the exercise price of the option(s) relating to such shares, or

  (E) in such other manner as permitted by the Committee at the time of grant or thereafter.

No optionee shall have any rights to dividends or other rights of a shareholder with respect to shares of Common Stock subject to his or her option until he or she has given written notice of exercise of his or her option and paid in full for such shares.

 (f) Notwithstanding the foregoing, the Committee may, in its sole discretion, grant to a grantee of an option the right (hereinafter referred to as a "stock appreciation right") to elect, in the manner described below, in lieu of exercising his or her option for all or a portion of the shares of Common Stock covered by such option, to relinquish his or her option with respect to any or all of such shares and to receive from the Company a payment having a value equal to the amount by which (a) the fair market value, as determined in accordance with Paragraph 6(a), of a share of Common Stock on the date of such election, multiplied by the number of shares as to which the grantee shall have made such election, exceeds (b) the total exercise price for that number of shares of Common Stock under the terms of such option; provided, however, that to the extent that a stock appreciation right is exercised by a Participant who is or may be subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the ten-day election period described in Rule 16b-3(e) of the Exchange Act, the amount described in Paragraph 6(f)(a) next above shall be equal to the highest fair market value of the shares of Common Stock during such ten-day election period. A stock appreciation right shall be exercisable at the time the tandem option is exercisable, and the "expiration date" for the stock appreciation right shall be the expiration date for the tandem option. A grantee who makes such an election shall receive payment in the sole discretion of the Committee (i) in cash equal to such excess; or (ii) in the nearest whole number of shares of Common Stock of the Company having an aggregate fair market value, as determined in accordance with Paragraph 6(a), which is not greater than the cash amount calculated in (i) above; or (iii) a combination of (i) and (ii) above. A stock appreciation right may be exercised only when the amount described in (a) above exceeds the amount described in (b) above. An election to exercise stock appreciation rights shall be deemed to have been made on the day written notice of such election, addressed to the Committee, is received at the Company's offices at 90 Park Avenue, New York, New York 10016. An option or any portion thereof with respect to which a grantee has elected to exercise the stock appreciation rights described above shall be surrendered to the Company and such option shall thereafter remain exercisable according to its terms only with respect to the number of shares as to which it would otherwise be exercisable, less the number of shares with respect to which stock appreciation rights have been exercised. The grant of a stock appreciation right shall be evidenced by such form of Agreement as the Committee may prescribe. The Agreement evidencing stock appreciation rights shall be personal and will provide that the stock appreciation rights will not be transferable by the grantee otherwise than by will or the laws of descent and distribution andthat they will be exercisable, during the lifetime of the grantee, only by him or her.

 (g) Except as provided in the Agreement, an option may be exercised only if at all times during the period beginning with the date of the granting of the option and ending on the date of such exercise, the grantee was an employee of either the Company or of a subsidiary of the Company or of another corporation referred to in Section 421(a)(2) of the Code. The Agreement shall provide whether, and if so, to what extent, an option may be exercised after termination of continuous employment, but any such exercise shall in no event be later than the termination date of the option. If the grantee should die, or become permanently disabled as determined by the Committee in accordance with the Agreement, at any time when the option, or any portion thereof, shall be exercisable by him or her, the option will be exercisable within a period provided for in the Agreement, by the optionee or person or persons to whom his or her rights under the option shall have passed by will or by the laws of descent and distribution, but in no event at a date later than the termination of the option. The Committee may require medical evidence of permanent disability, including medical examinations by physicians selected by it.

 (h) The option by its terms shall be personal and shall not be transferable by the optionee otherwise than by will or by the laws of descent and distribution as provided in Paragraph 6(g) above. During the lifetime of an optionee, the option shall be exercisable only by the optionee. In the event any option is exercised by the executors, administrators, heirs or distributees of the estate of a deceased optionee as provided in Paragraph 6(g) above, the Company shall be under no obligation to issue Common Stock thereunder unless and until the Company is satisfied that the person or persons exercising the option are the duly appointed legal representative of the deceased optionee's estate or the proper legatees or distributees thereof.

 (i) Notwithstanding any intent to grant incentive stock options, an option granted will not be considered an incentive stock option to the extent that it together with any earlier incentive stock options permits the exercise for the first time in any calendar year of more than $100,000 in value of Common Stock (determined at the time of grant).

 (j) The Committee may, but need not, require such consideration from an optionee at the time of granting an option as it shall determine,either in lieu of, or in addition to, the limitations on exercisability provided in Paragraph 6(e).

 (k) No incentive stock option shall be granted to an employee who owns or would own immediately before the grant of such option, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. This restriction does not apply if, at the time such incentive stock option is granted, the option price is at least 110% of the fair market value of one share of Common Stock, as determined in accordance with Paragraph 6(a), on the date of grant and the incentive stock option by its terms is not exercisable after the expiration of five years from the date of grant.

 (l) An option and any Common Stock received upon the exercise of an option shall be subject to such other transfer restrictions and/or legending requirements that are specified in the Agreement.

7. Terms and Conditions of Restricted Stock Awards. All awards of restricted stock under the Plan shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith, as the Committee shall determine.

 (a) Awards of restricted stock may be in addition to or in lieu of option grants.

 (b) During a period set by, and/or until the attainment of particular performance goals based upon criteria established by, the Committee at the time of each award of restricted stock (the "restriction period") as specified in the Agreement, the recipient shall not be permitted to sell, transfer, pledge, or otherwise encumber the shares of restricted stock; except that such shares may be used, if the Agreement permits, to pay the option price of any option granted under the Plan provided an equal number of shares delivered to the recipient shall carry the same restrictions as the shares so used.

 (c) If so provided in the Agreement, shares of restricted stock shall become free of all restrictions if (i) the recipient dies, (ii) the recipient's employment terminates by reason of permanent disability, as determined by the Committee, (iii) the recipient retires under specific circumstances set forth in the Agreement, or (iv) there is a "change in control" of the Company (as defined in the Agreement). The Committee may require medical evidence of permanent disability, including medical examinationsby physicians selected by it. If the Committee determines that any such recipient is not permanently disabled, the restricted stock held by such recipient shall be forfeited and revert to the Company.

 (d) Unless and to the extent otherwise provided in the Agreement in accordance with Paragraph 7(c) hereof, shares of restricted stock shall be forfeited and revert to the Company upon the recipient's termination of employment during the restriction period, except to the extent the Committee, in its sole discretion, finds that such forfeiture might not be in the best interest of the Company and, therefore, waives all or part of the application of this provision to the restricted stock held by such recipient.

 (e) Stock certificates for restricted stock shall be registered in the name of the recipient but shall be appropriately legended and returned to the Company by the recipient, together with a stock power, endorsed in blank by the recipient. The recipient shall be entitled to vote shares of restricted stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property shall also be subject to the same restrictions.

 (f) Restricted stock shall become free of the foregoing restrictions upon expiration of the applicable restriction period and the Company shall then deliver Common Stock certificates evidencing such stock to the recipient.

 (g) Restricted stock and any Common Stock received upon the expiration of the restriction period shall be subject to such other transfer restrictions and/or legending requirements that are specified in the Agreement.

8. Bonuses Payable in Stock. In lieu of cash bonuses otherwise payable under the Company's or applicable subsidiary's compensation practices to employees eligible to participate in the Plan, the Committee, in its sole discretion, may determine that such bonuses shall be payable in Common Stock or partly in Common Stock and partly in cash. Such bonuses shall be in consideration of services previously performed and as an incentive toward future services and shall consist of shares of Common Stock subject to such terms as the Committee may determine in its sole discretion. The number of shares of Common Stock payable in lieu of a bonus otherwise pay-able shall be determined by dividing such amount by the fair market value of one share of Common Stock on the date the bonus is payable, with fair market value determined as of such date in accordance with Paragraph 6(a).
9. Change in Control. (a) In the event of a change in control of the Company, as defined by the Committee in the Agreement, the Committee may, in its sole discretion, provide that any of the following applicable actions be taken as a result, or in anticipation, of any such event to assure fair and equitable treatment of Participants:

 (i) accelerate restriction periods for purposes of vesting in, or realizing gain from, any outstanding option or shares of restricted stock awarded pursuant to this Plan;

 (ii) offer to purchase any outstanding option or shares of restricted stock made pursuant to this Plan from the holder for its equivalent cash value, as determined by the Committee, as of the date of the change in control; or

 (iii) make adjustments or modifications to outstanding options or with respect to restricted stock as the Committee deems appropriate to maintain and protect the rights and interests of the Participants following such change in control.

Any such action approved by the Board shall be conclusive and binding on the Company, its subsidiaries and all Participants.

  (b) In no event, however, may (i)Eany option be exercised prior to the expiration of six (6) months from the date of grant (unless otherwise provided for in the Agreement), or (ii) any option be exercised after ten
(10) years from the date it was granted.

10. Transfer, Leave of Absence. For the purpose of the Plan: (a) a transfer of an employee from the Company to a subsidiary or affiliate of the Company, whether or not incorporated, or vice versa, or from one subsidiary or affiliate of the Company to another, and (b) a leave of absence, duly authorized in writing by the Company or a subsidiary or affiliate of the Company, shall not be deemed a termination of employment.

11. Rights of Employees. (a) No person shall have any rights or claims under the Plan except in accordance with the provisions of the Plan and the Agreement.

  (b) Nothing contained in the Plan or Agreement shall be deemed to give any employee the right to be retained in the service of the Company or its subsidiaries.

12. Tax Withholding Obligations. (a) If required by applicable law, the payment of taxes, upon the exercise of an option pursuant to Paragraph 6(e) or a stock appreciation right pursuant to Paragraph 6(f), shall be in cash at the time of exercise or on the applicable tax date under Section 83 of the Code, if later; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the optionee pursuant to procedures approved by the Committee; provided, further, however, the amount of Common Stock so withheld shall not exceed the minimum required withholding obligation.

  (b) If required by applicable law, recipients of restricted stock, pursuant to Paragraph 7, shall be required to pay taxes to the Company upon the expiration of restriction periods or such earlier dates as elected pursuant to Section 83 of the Code; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the recipient pursuant to procedures approved by the Commit-tee. If tax withholding is required by applicable law, in no event shall Common Stock be delivered to any awardee until he has paid to the Company in cash the amount of such tax required to be withheld by the Company or has elected to have his withholding obligations met by the withholding of Common Stock in accordance with the procedures approved by the Committee or otherwise entered into an agreement satisfactory to the Company providing for payment of withholding tax.

  (c) The Company shall first withhold from any cash bonus described in Paragraph 8, an amount of cash sufficient to meet its tax withholding obligations before the amount of Common Stock paid in accordance with Paragraph 8 is determined.

13. Changes in Capital. Upon changes in the outstanding Common Stock by reason of a stock dividend, stock split, reverse split, subdivision, recapitalization, merger, consolidation (whether or not the Company is a surviving corporation), an extraordinary dividend payable in cash or property, combination or exchange of shares, separation, reorganization or liquidation, the aggregate number and class of shares available under the Plan as to which stock options and restricted stock may be awarded, the number and class of shares under (i) each option and the option price per share and (ii) each award of restricted stock shall, in each case, be correspondingly adjusted by the Committee, such adjustments to be made in the case of outstanding options without change in the total price applic-able to such options.

14. Miscellaneous Provisions. (a) The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the issuance of shares or thepayment of cash upon exercise of any option or stock appreciation right under the Plan. Proceeds from the sale of shares of Common Stock pursuant to options granted under this Plan shall constitute general funds of the Company. The expenses of the Plan shall be borne by the Company.

  (b) It is understood that the Committee may, at any time and from time to time after the granting of an option or the award of restricted stock or bonuses payable in Common Stock hereunder, specify such additional terms, conditions and restrictions with respect to such option or stock as may be deemed necessary or appropriate to ensure compliance with any and all applicable laws, including, but not limited to, terms, restrictions and conditions for compliance with federal and state securities laws and methods of withholding or providing for the payment of required taxes.

  (c) If at any time the Committee shall determine, in its discretion, that the listing, registration or qualification of shares of Common Stock upon any national securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of shares of Common Stock hereunder, no option may be exercised or restricted stock or stock bonus may be transferred in whole or in part unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Committee.

  (d) By accepting any benefit under the Plan, each Participant and each person claiming under or through such Participant shall be conclusively deemed to have indicated his acceptance and ratification, and consent to, any action taken under the Plan by the Committee, the Company or the Board.

  (e) The Plan shall be governed by and construed in accordance with the laws of the State of New York.

15. Limits of Liability. (a) Any liability of the Company or a subsidiary of the Company to any Participant with respect to any option or award shall be based solely upon contractual obligations created by the Plan and the Agreement.

  (b) Neither the Company nor a subsidiary of the Company, nor any member of the Committee or the Board, nor any other person participating in any determination of any question under the Plan, or in the interpretation, administration or application of the Plan, shall have any liability to any party forany action taken or not taken in connection with the Plan, except as may expressly be provided by statute.

16. Amendments and Termination. The Board may, at any time, amend, alter or discontinue the Plan; provided, however, no amendment, alteration or discontinuation shall be made which, without the approval of the shareholders, would:

  (a) except as is provided in Paragraph 13, increase the maximum number of shares of Common Stock reserved for the purpose of the Plan;

  (b) except as is provided in Paragraph 13, decrease the option price of an option to less than 100% of the fair market value, as determined in accordance with Paragraph 6(a), of a share of Common Stock on the date of the granting of the option;

  (c) change the class of persons eligible to receive an award of restricted stock, options or bonuses payable in Common Stock under the Plan; or

 (d) extend the duration of the Plan.

The Committee may amend the terms of any award of restricted stock or option theretofore granted, retroactively or prospectively, but no such amendment shall impair the rights of any holder without his or her written consent.

17. Duration. The Plan shall be adopted by the Board as of the date on which it is approved by a majority of the Company's stockholders, which approval must occur within the period ending twelve months after the date the Plan is adopted. The Plan shall terminate upon the earlier of the following dates or events to occur:

  (a) upon the adoption of a resolution of the Board, terminating the Plan;
or

  (b) the date all shares of Common Stock subject to the Plan are purchased according to the Plan's provisions; or

  (c) ten years from the date of adoption of the Plan by the Board.

No such termination of the Plan shall affect the rights of any Participant hereunder and all options previously granted and restricted stock and stock bonuses awarded hereunder shall continue in force and in operation after the termination of the Plan, except as they may be otherwise terminated in accordance with the terms of the Plan.

OMI CORP.
1995 STOCK OPTION PLAN
FOR NON-EMPLOYEE DIRECTORS



  1. Purpose of the Plan The purpose of the OMI Corp. 1995 Stock Option Plan for Non-Employee Directors (the "Plan") is to aid OMI Corp. (the "Company") in securing for the Company and its stockholders the benefits of having experienced and highly qualified persons who are not and have never been employees of the Company or any of its Subsidiaries or affiliates become and remain members of the Board of Directors (the "Board") of the Company and to provide to such persons the benefits of the incentive inherent in common stock ownership.

  2. Stock Subject to Plan The stock which may be issued and sold under the Plan shall be the Common Stock (par value $0.50 per share) of the Company, of a total number not exceeding 300,000 shares, subject to adjustment as provided in SectionE9 The stock to be issued may be either authorized and unissued shares or issued shares acquired by the Company Each stock option granted pursuant to the Plan is referred to herein as an "Option." In the event that Options granted under the Plan shall terminate or expire without being exercised in whole or in part, new Options may be granted covering the shares not purchased under such lapsed Options.

  3. Eligibility Each member of the Board shall be eligible to receive Options in accordance with the terms of the Plan, provided he or she, as of the date of a granting of an Option, (i)Eis not and has not been an employee of the Company or any of its Subsidiaries or affiliates and (ii)Eis otherwise not eligible for selection to participate in any plan of the Company or any of its Subsidiaries or affiliates that entitles the participant therein to acquire securities or derivative securities of the Company Each member of the Board who receives an option hereunder is referred to herein as an "Optionee." As used in the Plan, "Subsidiary" means any corporation in which the Company, directly or indirectly, controls 50% or more of the total combined voting power of all classes of such corporation's stock.

  4. Option Grants (a)EESubject to the maximum number of shares which may be purchased pursuant to the exercise of Options, as set forth in Section 2 (as such number may be adjusted pursuant to the provisions of SectionE9), and to the approval of the Plan by the stockholders of the Company,an Option to purchase, in the manner and subject to the terms and conditions hereinafter provided, 30,000 shares of the Common Stock of the Company shall be and hereby is granted, without further action by the Board, as of the close of business on April 13, 1995, that being the date on which the Plan was authorized and adopted by the Board subject to the conditions aforesaid, to each person who is serving as an eligible director of the Company on such date Should the Plan not be approved by the stockholders of the Company as aforesaid each Option theretofore granted shall be deemed to have been null and void ab initio.

    (b) Each person who subsequent to April 13, 1995, first becomes an eligible director of the Company shall (i) on the date of the Annual or Special Meeting of Stockholders of the Company at which he or she is first elected to the Board by vote of the stockholders, or (ii) on the date of appointment to the Board with respect to a director appointed to the Board by the Board to fill a vacancy on the Board, however occurring, whether by the death, resignation or removal of any director, any increase in the number of directors comprising the Board, or otherwise, shall, by reason of such election or appointment and without further action by the Board, be granted as of the close of business on said date an Option to purchase, in the manner and subject to the terms and conditions herein provided and to the extent such number of shares remain available for such purpose hereunder, 30,000 shares of the Common Stock of the Company In the event that the number of shares available for grants under the Plan is insufficient to make all grants hereby specified on the applicable date, then all those who become entitled to a grant on such date shall share ratably in the number of shares then available for grant under the Plan.

    (c) It is understood that the Board may, at any time and from time to time after the granting of an Option hereunder, specify such additional terms, conditions and restrictions with respect to such Option as may be deemed necessary or appropriate to ensure compliance with any and all applicable laws, including, but not limited to, terms, restrictions and conditions for compliance with federal and state securities laws and methods of withholding or providing for the payment of required taxes.

  5. General Terms and Conditions of Options Each Option granted under the Plan shall be evidenced by an agreement in such form as the Board shall prescribe from time to time in accordance with the Plan and shall comply with the following terms and conditions:

    (a) The Option exercise price with respect to that portion of the shares of Common Stock covered by the Option which become exercisable on the first anniversary date of the grant of the Option (the "Initial Exercise Price")shall be the higher of: (i) the fair market value (the "Fair Market

Value") of the Common Stock on the date the Option is granted, which shall be the average of the highest and lowest sale prices of the Common Stock on the date of grant as reported on the New York Stock Exchange Composite Transactions Tape or, if no sale of the Common Stock is reported for such date, on the next preceding day for which there is a reported sale or (ii) the average of the Fair Market Values of the Common Stock for each of the 10 days ending on the date the Option is granted The Option exercise price with respect to that portion of the shares of Common Stock covered by the Option which first become exercisable on the second anniversary date of the grant of the Option (the "Second Exercise Price") shall be equal to the Initial Exercise Price plus 15% of the Initial Exercise Price. The Option exercise price with respect to that portion of the shares of Common Stock covered by the Option which first become exercisable on the third anniversary date of the grant of the Option shall be equal to the Second Exercise Price plus 15% of the Second Exercise Price.

    (b) Each Option granted pursuant to the Plan shall be evidenced by an Option Agreement The Option Agreement shall not be a precondition to the granting of Options; however, no person shall have any rights under any Option granted under the Plan unless and until the Optionee to whom such Option shall have been granted shall have executed and delivered to the Company an Option Agreement A fully executed original of the Option Agreement shall be provided to both the Company and the Optionee.

    (c) All Options shall be nonstatutory stock options not intended to qualify as stock options entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

    (d) Options shall not be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and shall be exercisable during the Optionee's lifetime only by the Optionee.

    (e) Each Option shall be subject to the following restrictions on exercise:

  (i) The Option is not immediately exercisable Except in the event of the Optionee's death, an Option shall not be exercisable, in whole or in part, prior to the expiration of one (1) year from the date of grant or after the expiration of ten years from the date the Option was granted In no event may an Option be exercised prior to the expiration of six (6) months from the date of grant To the extent that an Option is notexercised within the ten-year period of exercisability, it shall expire as to the then unexercised part.

  (ii) Subject to Sections 5(e)(i), 6 and 7, one-third of the total number of shares of Common Stock covered by the Option (as such number may be adjusted pursuant to the provisions of SectionE9) shall become exercisable on the first anniversary date of the grant of the Option, and an additional one-third of said initial total number of shares shall become cumulatively exercisable on each of the two succeeding anniversary dates of the grant date.

  (iii) An Option shall not be exercisable with respect to a fractional share or with respect to the lesser of fifty (50) shares or the full number of shares then subject to the Option.

  (iv) Except as provided in Section 6, an Option shall not be exercisable in whole or in part unless the Optionee, at the time the Optionee exercises the Option, is, and has been at all times since the date of grant of the Option, a director of the Company.

  (v) An Option may only be exercised by delivery of written notice of the exercise to the Company specifying the number of shares to be purchased and by making payment in full for the shares of Common Stock being acquired thereunder at the time of exercise (including applicable withholding taxes, if any); unless the Option Agreement shall otherwise provide, such payment shall be made

  (A)  in United States dollars by check or bank draft, or

  (B) by tendering to the Company Common Stock shares already owned for at least six (6) months by the person exercising the Option, which may include shares received as the result of a prior exercise of an Option, and having a fair market value equal to the cash exercise price applicable to such Option, such fair market value to be the average of the high and low sales prices of a Common Stock share on the date of exercise as reported on the New York Stock Exchange Composite Transactions Tape, or, if there is no trading of the Common Stock on said Exchange on the date in question, on the next preceding day for which there is a reported sale, or

  (C) by a combination of United States dollars and Common Stock shares as aforesaid, or

  (D) in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the purchase price in cash from the broker or dealer.

  (vi) If at any time the Board shall determine, in its discretion, that the listing, registration or qualification of shares upon any national securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of shares hereunder, such Option may not be exercised in whole or in part unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Board in the exercise of its reasonable judgment.

  6. Termination of Service An Option shall terminate upon the termination, for any reason, of the Optionee's directorship with the Company, and no shares may thereafter be purchased under such Option except as follows:

    (a) Upon retirement as a director of the Company after six (6) years of service, except if such retirement occurs during the calendar year ended December 31, 1995, each unexpired Option held by the Optionee shall, to the extent otherwise exercisable on such date, remain exercisable, in whole or in part, for a period of three (3) years following such retirement.

    (b) Upon termination of service as a director of the Company by reason of death or disability each unexpired Option held by the Optionee, or in the case of death, the Optionee's executors, administrators, heirs or distributees, as the case may be, shall become immediately exercisable and shall remain exercisable, in whole or in part, for a period of one (1) year after such termination Disability shall mean an inability as determined by the Board to perform duties and services as a director of the Company by reason of a medically determinable physical or mental impairment, supported by medical evidence, which can be expected to last for a continuous period of not less than six (6) months.

    In the event any Option is exercised by the executors, administrators, heirs or distributees of the estate of a deceased Optionee, theCompany shall be under no obligation to issue Common Stock thereunder unless and until the Company is satisfied that the person or persons exercising the Option are the duly appointed legal representative of the deceased Optionee's estate or the proper legatees or distributees thereof.

    In no event, however, may an Option be exercised (i)Eprior to the expiration of six (6) months from the date of grant, or (ii)Eafter ten (10) years from the date it was granted.

  7. Change in Control (a) Notwithstanding other provisions of the Plan, but subject to Section 6 and 7(c), in the event of a change in control of the Company, (i) all of the Optionee's then outstanding Options shall immediately become exercisable, unless directed otherwise by a resolution by the Board adopted prior to and specifically relating to the occurrence of such change in control, and (ii) each Optionee shall have the right within one (1) year after such event to exercise the Option in full notwithstanding any limitation or restriction in any Option Agreement or in the Plan

    (b) For purposes of this Section 7, a "change in control" shall mean a change in control with respect to the Company, occurring on or after April 13, 1995, that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on April 13, 1995, pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any "person" (as defined in Section 3(9) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of 20% or more of the securities of the Company which are entitled to vote Notwithstanding anything aforesaid to the contrary, a change in control with respect to the Company shall be deemed to have occurred if individuals who constitute the Board on April 13, 1995, cease for any reason to constitute at least a majority of the Board.

    (c) In no event, however, may any Option be exercised (i) prior to the expiration of six (6) months from the date of grant, or (ii) after ten (10) years from the date it was granted.

  8. Purchase for Investment (a) Except as hereafter provided, the holder of an Option shall, upon any exercise thereof, execute and deliver to the Company a written statement, in form satisfactory to the Company, in which such holder represents and warrants that such holder is purchasing or acquiring the shares acquired thereunder for such holder's own account, for investment only and not with a view to the resale or distribution thereof, and represents andagrees that any subsequent offer for sale or distribution of any of such shares shall be made only pursuant to either (i)Ea registration statement on an appropriate form under the Securities Act of 1933, as amended (the "Securities Act"), which registration statement has become effective and is current with regard to the shares being offered or sold, or (ii)Ea specific exemption from the registration requirements of the Securities Act, but in claiming such exemption the holder shall, prior to any offer for sale or sale of such shares, obtain a prior favorable written opinion, in form and substance satisfactory to the Company, from counsel for or approved by the Company, as to the applicability of such exemption thereto The foregoing restriction shall not apply to (a)Eissuances by the Company so long as the shares being issued are registered under the Securities Act and a prospectus in respect thereof is current or (b)Ereofferings of shares by affiliates of the Company (as defined in Rule 405 or any successor rule or regulation promulgated under the Securities Act) if the shares being reoffered are registered under the Securities Act and a prospectus in respect thereof is current.

    (b) The Company may endorse such legend or legends upon the certificates for shares issued upon exercise of an Option granted hereunder and may issue such "stop transfer" instructions to its transfer agent in respect of such shares as, in its discretion, it determines to be necessary or appropriate to prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act.

  9. Adjustment in the Event of Change in Stock In the event of changes in the outstanding Common Stock of the Company by reason of stock dividend, reverse split, subdivision, recapitalization, merger (whether or not the Company is the surviving corporation), consolidation, split-up, combination or exchange of shares, reorganization or liquidation, extraordinary dividend payable in cash or property, and the like, the aggregate number and class of shares available under the Plan, and the number, class and the price of shares of Common Stock subject to outstanding Options shall be appropriately adjusted by the Board, whose determination shall be conclusive.

  10. Administration The Plan shall be administered by the Board The Board shall have all the powers vested in it by the terms of the Plan, such powers to include authority (within the limitations described herein) to prescribe the form of all Option Agreements The Board shall, subject to the provisions of the Plan, have the power to construe the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable Any decision of the Board in the administration of the Plan, as described herein, shall be final andconclusive The Board may act only by a majority of its members in office, except that the members thereof may authorize any one or more of their number or the secretary or any other officer of the Company to execute and deliver documents on behalf of the Board No member of the Board shall be liable for anything done or omitted to be done by such member or by any other member of the Board in connection with the Plan, except as may expressly be provided by statute.

  11. Miscellaneous Provisions (a)EEExcept as expressly provided for in the Plan, no director or other person shall have any claim or right to be granted an Option under the Plan Neither the Plan nor any action taken hereunder shall be construed as giving any eligible director any right to be retained in the service of the Company as a director or otherwise.

    (b) An Optionee's rights and interest under the Plan may not be assigned or transferred in whole or in part either directly or by operation of law or otherwise (except in the event of an Optionee's death, by will or the laws of descent and distribution), including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner, and no such right or interest of any participant in the Plan shall be subject to any obligation or liability of such participant.

    (c) It shall be a condition to the obligation of the Company to issue shares of Common Stock upon exercise of an Option that the Optionee (or any beneficiary or person entitled to act) pay to the Company, upon its demand, such amount, in cash and/or Common Stock, as may be requested by the Company for the purpose of satisfying any liability to withhold federal, state, local or foreign income or other taxes; provided, however, that such withholding obligation may be met by the withholding of Common Stock otherwise deliverable to the Optionee in accordance with such procedures as may be adopted by the Board; provided, further, however, the amount of Common Stock so withheld shall not exceed the minimum required withholding obligation If the amount requested is not paid, the Company may refuse to issue the sharesof Common Stock.

    (d)  The expenses of the Plan shall be borne by the Company.

    (e) The Plan shall be unfunded Neither the Company nor the Board shall be required to establish any special or separate fund or to make any other segregation of assets to assure the issuance of shares upon exercise of any Option under the Plan and issuance of shares upon exercise of Options shallbe subordinate to the claims of the Company's general creditors Proceeds from the sale of shares pursuant to Options however shall constitute general funds of the Company Neither the Company, a Subsidiary or the Board shall be deemed to be a trustee of any amounts to be paid under the Plan.

    (f) By accepting any Option or other benefit under the Plan, each Optionee and each person claiming under or through such person shall be conclusively deemed to have indicated his acceptance and ratification, and consent to, any action taken under the Plan by the Company or the Board.

    (g) An Optionee shall have no voting rights or other rights of stockholders with respect to shares which are subject to an Option, nor shall cash dividends accrue or be payable with respect to any such shares.

    (h) The Plan shall be governed by and construed in accordance with the laws of the State of New York.

    (i) No fractional shares shall be issued upon the exercise of an Option If a fractional share shall become subject to an Option by reason of a stock dividend or otherwise, the Optionee shall not be entitled to exercise the Option with respect to such fractional share.

  12. Amendment or Discontinuance The Plan may be amended at any time and from time to time by the Board as the Board shall deem advisable including, but not limited to amendments necessary to qualify for any exemption or to comply with applicable law or regulations, provided, however, that except as provided in SectionE9 above, the Board may not, without further approval by the stockholders of the Company, increase the maximum number of shares of Common Stock as to which Options may be granted under the Plan, increase the number of shares subject to an Option, reduce the Option exercise price described in SectionE5(a), extend the period during which Options may be granted or exercised under the Plan or change the class of persons eligible to receive Options under the Plan; it being the intent to include in this proviso any amendment that would have the effect of materially increasing the benefits accruing to Optionees under the Plan, and provided, further, that the Plan provisions affecting the amount of Common Stock to be awarded eligible directors, the timing of those awards or the determination of those eligible to receive such awards may not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder. Notwithstanding the proviso to the immediately preceding sentence, to the extentthat, in the opinion of counsel to the Company, stockholder approval of an amendment to the Plan is not required under the Exchange Act (including the rules and regulations promulgated thereunder), in order for the Options under the Plan to continue to be exempt from the operation of Section 16(b) of the Exchange Act, such amendment may be made by the Board acting alone No amendment of the Plan shall materially and adversely affect any right of any Optionee with respect to any Option theretofore granted without such Optionee's written consent.

  13. Limits of Liability (a) Any liability of the Company to any participant with respect to an Option award shall be based solely upon contractual obligations, if any, created by the Plan and the Option Agreement.

    (b) Neither the Company nor any member of the Board, nor any other person participating in any determination of any question under the Plan, or in the interpretation, administration or application of the Plan, shall have any liability to any party for any action taken or not taken in connection with the Plan, except as may expressly be provided by statute.

  14. Termination This Plan shall terminate upon the earlier of the following dates or events to occur:

  (a)  upon the adoption of a resolution of the Board terminating the Plan;

  (b) the date all shares of Common Stock subject to the Plan are purchased according to the Plan's provisions; or

  (c) ten years from the date of adoption of the Plan by the Board of Directors.

No such termination of this Plan shall affect the rights of any Optionee hereunder and all Options previously granted hereunder shall continue in force and in operation after termination of the Plan, except as they may be otherwise terminated in accordance with the terms of the Plan