Form 10-Q
period 1995-09-30
OMI CORP
filed 1995-11-15
CIK 732780

             Being Filed Pursuant to Rule 901 (d) of Regulation S-T


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 1995

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

                Yes    X        No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
COMMON STOCK, AS OF    NOVEMBER 14, 1995:

Common Stock, par value 0.50 per share  31,041,119  shares

OMI CORP. AND SUBSIDIARIES
INDEX


PART I:   FINANCIAL INFORMATION                                Page

Item 1.   Financial Statements

          Condensed Consolidated Statements of
            Operations for the three and nine months
            ended September 30, 1995 and 1994                     3

          Condensed Consolidated Balance Sheets-
            September 30, 1995 and December 31, 1994              4

          Consolidated Statements of Changes in
            Stockholders' Equity for the nine months
            ended September 30, 1995                              5

          Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1995 and 1994              7

         Notes to Condensed Consolidated Financial
           Statements                                             8

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations         11


PART II:  OTHER INFORMATION                                      17

SIGNATURES                                                       18


OMI CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                            FOR THE THREE MONTHS
                                                             ENDED SEPTEMBER 30,

                                                        1995                1994
Revenues:
  Voyage revenues                                    $59,655             $63,297
  Other income                                         1,476               1,338
    Total revenues                                    61,131              64,635

Operating Expenses:
  Vessel and voyage                                   51,937              53,295
  Depreciation and amortization                        8,878               9,191
  Operating lease                                        826               1,051
  General and administrative                           3,240               4,180
    Total operating expenses                          64,881              67,717

Operating loss                                        (3,750)            (3,082)

Other Income (Expense):
  Gain on disposal of
   assets-net                                            531               7,214
  Interest expense-net                                (5,756)            (6,665)
  Minority interest in loss
    (income) of subsidiary                                78               (160)
  Other-net                                                -               (553)
    Net other expense                                 (5,147)              (164)

Loss before income taxes and equity
  in operations of joint ventures                     (8,897)            (3,246)
Benefit for income taxes                              (3,101)              (751)
Loss before equity in operations
  of joint ventures                                   (5,796)            (2,495)


Equity in operations of joint
  ventures-net                                           894              1,997
Net loss                                             $(4,902)            $(498)

Net loss per common share                             $(0.16)           $(0.02)

Weighted average number of shares
 of common stock outstanding                          30,927             30,406





                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,

                                                       1995                1994
Revenues:
  Voyage revenues                                  $175,924            $194,436
  Other income                                        4,360               4,080
    Total revenues                                  180,284             198,516

Operating Expenses:
  Vessel and voyage                                 153,971             156,904
  Depreciation and amortization                      26,070              28,794
  Operating lease                                     3,789               4,888
  General and administrative                         10,953              12,814
    Total operating expenses                        194,783             203,400

Operating loss                                      (14,499)             (4,884)

Other Income (Expense):
  Gain on disposal of
   assets-net                                         6,766              10,173
  Interest expense-net                              (18,460)            (20,005)
  Minority interest in loss
    (income) of subsidiary                              197                (261)
  Other-net                                             883                (553)
    Net other expense                               (10,614)            (10,646)

Loss before income taxes and equity
  in operations of joint ventures                    (25,113)           (15,530)
Benefit for income taxes                              (8,296)            (5,138)
Loss before equity in operations
  of joint ventures                                  (16,817)           (10,392)


Equity in operations of joint
  ventures-net                                         5,493              2,756
Net loss                                            $(11,324)           $(7,636)

Net loss per common share                             $(0.37)            $(0.25)

Weighted average number of shares
 of common stock outstanding                          30,658             30,378


See notes to condensed consolidated financial statements.


OMI CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                              SEPT. 30, 1995                  DEC. 31, 1994
                                               (UNAUDITED)
ASSETS

Current assets:
 Cash, including cash equivalents: 1995-
  $22,868, 1994-$19,734                             $ 28,943                      $ 31,797
 Marketable securities                                   225                        14,415
 Advances to masters                                   3,745                           635
 Receivables:
   Traffic                                            10,704                        16,364
   Other                                              14,165                         9,442
 Prepaid expenses and other current assets             3,743                         8,726
     Total current assets                             61,525                        81,379

Capital construction and other restricted funds        9,382                        12,961

Vessels and other property, at cost                  666,236                       695,399
Less accumulated depreciation                       (282,873)                     (294,401)
Vessels and other property-net                       383,363                       400,998

Investments in, and advances to joint ventures        83,529                        81,868

Long-term investments                                    591                         3,075

Other assets and deferred charges                     22,310                        24,851

Total                                              $ 560,700                     $ 605,132





LIABILITIES AND STOCKHOLDERS' EQUITY
Other assets and deferred charges                     22,310                        24,851

Current liabilities:
  Accounts payable                                   $ 5,637                       $ 6,842
  Accrued liabilities:
    Voyage and vessel                                 25,342                        22,075
    Interest                                           7,136                         4,563
    Other                                              4,006                         5,838
  Current portion of long-term debt                   17,141                        18,900
      Total current liabilities                       59,262                        58,218

Long-term debt                                       239,003                       253,239

Deferred income taxes payable                         68,072                        79,448

Advance time charter revenues and other liabilities   26,302                        31,509

Minority interest in subsidiary                        2,625                         3,042

Stockholders' equity                                 165,436                       179,676

Total                                              $ 560,700                     $ 605,132


See notes to condensed consolidated financial statements.

                          OMI CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (UNAUDITED)
                               (IN THOUSANDS)




                                                                                 Cumulative
                                Common Stock         Capital       Retained     Translation
                            Shares        Amount     Surplus       Earnings      Adjustment
Balance at January
 1, 1995  30,672           $15,336    $129,919        $26,631          $4,912
Net loss                                              (11,324)
Issuance of restricted stock
   awards                      110          55           688
Exercise of stock options      256         128         1,132
Amortization of unearned
   compensation
Net change in valuation
   account
Sale of securities
Sale of treasury stock                                  (130)

Balance at September
 30,1995                    31,038    $15,519       $131,609           $15,307      $4,912


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (UNAUDITED)
                              (IN THOUSANDS)


                                         Unearned    Unrealized
                           Unearned  Compensation     Gain (Loss                      Total
                       Compensation    Restricted  on Securities    Treasury  Stockholders'
                          From ESOP         Stock           -net       Stock         Equity
Balance at
 January 1, 1995              $(663)        $(941)        $5,684     $(1,202)      $179,676
Net loss                                                                           (11,324)
Issuance of restricted stock
   awards                                    (743)
Exercise of stock options                                                             1,260
Amortization of unearned
   compensation                 498           195                                       693
Net change in valuation
   account                                                   765                        765
Sale of securities                                       (6,486)                    (6,486)
Sale of treasury stock                                                   982            852

Balance at
 September 30,1995            $(165)      $(1,489)         $(37)       $(220)      $165,436







See notes to condensed consolidated financial statements.


                           OMI CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                  1995           1994

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net loss                                           $(11,324)       $(7,636)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Decrease in deferred income taxes payable           (8,296)        (4,880)
  Depreciation and amortization                       26,070         28,794
  Amortization of unearned compensation                  693          1,306
  Gain on disposal of assets-net                      (6,817)       (10,173)
  Other - net                                           (883)          (192)
  Equity in operations of joint ventures
   over dividends received                            (3,754)        (1,791)
 Changes in assets and liabilities:
  Decrease (increase)in receivables and other
   current assets                                      2,810         (1,961)
  Increase in accounts payable and accrued
   expenses                                            1,165          6,955
  Advances from (to) joint ventures - net              2,912         (6,683)
  Decrease in other assets and deferred charges        1,773            275
  Decrease in advance charter hire and
   other liabilities                                  (2,883)        (4,343)
  Other assets and liabilities - net                     688           (158)
 Net cash provided (used) by operating activities      2,154           (487)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property            (19,804)       (14,360)
  Proceeds from disposition of assets                  8,763         23,690
  Proceeds received from sale of
    marketable securities                             14,867          3,749
  Return of investment in joint ventures                   -          1,485
  Proceeds and interest received and
    reinvested in the
    Capital construction and other
    restricted funds                                    (424)         (678)
  Withdrawals from Capital
    construction and other
    restricted funds                                   5,200             -
  Investments in joint ventures                            -        (1,597)
 Net cash provided by investing activities             8,602        12,289

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock           1,260           263
  Proceeds from issuance of long-term debt             9,000        12,050
  Payments on long-term debt                         (23,870)      (29,863)
 Net cash used by financing activities               (13,610)      (17,550)

Net decrease in cash and cash equivalents             (2,854)       (5,748)
Cash and cash equivalents at beginning of period      31,797        45,321
Cash and cash equivalents at end of period           $28,943       $39,573



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


Note 2 - Income Taxes

The benefit for income taxes for the nine months ended September 30, 1995 varied from statutory rates as follows:
                                                           (in thousands)
Tax benefit calculated at statutory
  rates                                                         $ (6,867)
Equity in operations of joint ventures of $4,082,000
  (net of dividends declared) not tax effected as
  management considers it to be permanently invested              (1,429)

Total                                                           $ (8,296)

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. These earnings are considered by management to be permanently invested in the business.


Note 3 - Supplemental Cash Flow Information

Cash payments include interest of approximately $17,482,000 and $19,105,000 for the nine months ended September 30, 1995 and 1994, respectively. There were no income taxes paid during the nine months ended September 30, 1995 or September 30, 1994.

Note 4 - Joint Venture Information

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information, in accordance with Regulation S-X Rule 10-01 (b) (1), for the three months and nine months ended September 30, 1995 and 1994 for Amazon and Wilomi are as follows:




                                       For the Three Months Ended September 30,
                                             Amazon                   Wilomi

(In thousands)                         1995         1994         1995       1994

Revenues                             $2,386       $2,102       $5,371     $5,464
Expenses                              3,002          655        4,098      3,010
Operating (loss)
  income                               (616)       1,447        1,273      2,454

Net (loss) income                     $(585)      $1,467        $(171)    $1,357





                                        For the Nine Months Ended September 30,
                                             Amazon                   Wilomi
(In thousands)                         1995         1994         1995       1994

Revenues                             $7,144       $5,210      $14,890    $15,400
Expenses                              8,178        4,251       10,738     10,129
Operating (loss)
  income                             (1,034)         959        4,152      5,271

Net (loss) income                     $(954)      $1,041          $80     $2,167


Note 5 - Net Loss per Common Share

Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options have not been included in the computation because their effect would be anti-dilutive.

Note 6 - Credit Lines

OMI has available four lines of credit with banks at variable rates based on LIBOR aggregating a total of $67,000,000; $58,000,000 was unused at September 30, 1995. During October 1995, OMI drew down an additional $8,000,000 on one of its lines of credit.

Note 7 - Commitments

OMI and a joint venture partner are constructing a vessel in the Peoples Republic of China for a cost of approximately $56,000,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent, through a joint venture subsidiary, of the shipbuilding contract as a backup guarantor to the joint venture partner.

Note 8 - Guaranteed Debt

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $90,079,000 at September 30, 1995, with OMI's share of such guarantees being approximately $44,313,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At September 30, 1995, no such deficiencies have occurred which have required funding.

Note 9 - Subsequent Event

On October 26, 1995, OMI entered into an agreement with Hvide Marine Incorporated ("Hvide") for the sale of two U.S. flag chemical carriers for $37,350,000. Hvide will also acquire a vessel which is currently under a long-term operating lease to OMI. OMI will make a payment to the lessor of the vessel of $25,000,000 and be released from the lease agreement. The Company anticipates a loss on the net transaction of approximately $7,000,000. The transaction is contingent upon Hvide successfully completing its initial public offering of common stock. In the event Hvide does not acquire the vessels, OMI will acquire the leased vessel for approximately $55,000,000.

Item. 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS

Results of operations for the nine months ended September 30, 1995 versus September 30, 1994

OMI Corp. ("OMI" or the "Company") is a diversified major bulk shipping company operating in both the U.S. flag and international markets. OMI's operating fleet currently totals 42 vessels including ten joint venture vessels, one leased and five chartered-in vessels. A Suezmax tanker is currently under construction and scheduled for delivery in 1996 to a 49 percent owned joint venture. The Company also is involved in other marine related activities, including lightering of crude carriers and workboat supply services in the Gulf of Mexico and ship management for the U.S. Government.

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which is voyage revenue less vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time charters, short-term time charters ("STC"), bareboat or voyage ("spot")
charters.   Each type of charter denotes a method by which revenue and expenses are recorded. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as bunkers and port charges. Bareboat charters are similar to time charters but the charterer assumes all operating expenses. The revenue rate is likely to be lower than a time charter since the costs are covered by the charterer. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage.

Net voyage revenues of $21,953,000 for the nine months ended September 30, 1995, decreased $15,579,000 or 42 percent, as compared to the nine months ended September 30, 1994. The decrease was primarily attributable to the
U.S. flag fleet, which accounted for $10,928,000 of the decline.   In
comparison to the first nine months of 1994, decreases in 1995 domestic
operations primarily resulted from the following: (1)    three vessels,
which had contributed close to four million dollars in 1994 net voyage revenue were sold July 21, 1994, (2) four vessels were drydocked in the first nine months of 1995 resulting in an aggregate of 150 offhire days and increases in drydock expense (3) three vessels were adversely affected by the decline in the PL480 program under which the U.S. Government sells or
donates surplus grain for export to developing countries,  (4)   another
vessel, the OMI Columbia, earned lower rates in 1995 and underwent extensive repairs and upgrades and (5) OMI's 80 percent owned subsidiary, OMI Petrolink Corporation, generated less revenue due to depressed rates for lightering operations in the Gulf of Mexico.

Seven domestic vessels share four Operating Differential Subsidy ("ODS") contracts, which are contracts issued by the Marine Subsidy Board of the U.
S. Department of Transportation to provide subsidy for a portion of the difference in the costs of operating a U.S. Flag vessel versus a foreign vessel in foreign trades. Effective July 1, 1995, tanker and bulker subsidy rates received by the Company increased from three to twelve percent per vessel over 1994 rates. In 1994, four product carriers operated in the spot market and received ODS. Two of these vessels are still receiving ODS in 1995 with slightly better earnings due to improved trading patterns. The other two product carriers began time charters in April 1995 to the Military Sealift Command ("MSC") and were not eligible for subsidy after that date. Prior to the commencement of the charters with MSC, these vessels were offhire an aggregate of 107 days while in drydock undergoing upgrades. New charters with MSC replaced expiring ones in October 1995 at an eight percent increase over the previous rate for a 17 month period with an option to cancel one charter in six months. Two other vessels included in the ODS pool are dry bulk carriers which were operating under PL480 programs until 1994, when less cargo became available under these programs. The decline in cargoes available in these programs continues, with no expected increase in the foreseeable future. In 1995, the bulkers operated in the foreign spot market through June and July, and then each began time charters in foreign markets for approximately ten and twelve month periods. While the vessels
are operating in foreign markets, they are eligible for subsidy.   The
Platte, a dry bulk carrier not eligible for ODS, has carried PL480 cargoes but has experienced a significant number of offhire days in both 1994 and 1995. This vessel is currently operating on a six month commercial time charter expiring in November. The Company is supporting legislation to reflag this vessel under foreign registry so that it may compete more effectively in the foreign market.

The OMI Columbia has incurred significant offhire days due to the periodic lay-up of the vessel between 1992 and 1995 because of the lack of
business.   Alaskan crude oil production has decreased in the last three years, and distribution favors shorter hauls. In 1994, the OMI Columbia operated on four consecutive voyage charters in the Alaskan North Slope trade. Since late 1994, the vessel has been employed sporadically carrying cargo under PL480 programs at rates significantly lower than rates in crude oil trade. During the third quarter of 1995 the OMI Columbia operated under a voyage charter carrying crude oil, then subsequently went to the yard for repair work and drydock prior to beginning a charter for at least 90 days carrying crude oil. Legislation to lift the ban on exporting Alaskan oil was voted on and approved in Congress. A conference report of a joint House and Senate committee must still be approved by the Senate and forwarded to the President for signature. When this process is completed, it is expected that the demand for vessels such as the OMI Columbia will improve.

On October 26, 1995, OMI entered into an agreement with Hvide Marine Incorporated ("Hvide") for the sale of two U.S. flag chemical carriers for $37,350,000. Hvide will also acquire a vessel which is currently under a long-term operating lease to OMI. OMI will make a payment to the lessor of the vessel of $25,000,000 and be released from the lease agreement. The Company anticipates a loss on the net transaction of approximately $7,000,000. The transaction is contingent upon Hvide successfully completing its initial public offering of common stock. In the event Hvide does not acquire the vessels, OMI will acquire the leased vessel for approximately $55,000,000.


The net decrease in foreign net voyage revenues of $4,651,000 was primarily the result of drydocking seven vessels during the nine months ended September 30, 1995 for an aggregate of 218 days compared to four vessels drydocked in the same period in 1994 for an aggregate of 116 days.

Another factor contributing to the decrease in revenues was that three vessels, currently operating in the spot market, were operating on bareboat and time charters at slightly better rates in 1994. OMI operates 17 wholly owned vessels in its foreign fleet that comprises a VLCC, a Liquid Petroleum Gas Carrier, and Suezmax and Product Tankers. In 1995, the spot markets for all these vessels have shown significant improvements in comparison to 1994; however, time charter rates in 1994 were still better in comparison. The improvements in the market are a result of increased demand in the Far East specifically, Japan, Korea, Taiwan and China, due to the
improving economies of these countries.   Although rates  improved
substantially in the third quarter, especially in the crude market, costs to operate and maintain some of the Company's older vessels have also increased which has decreased net voyage revenue.

In September 1995, OMI exchanged a crude oil carrier and a product carrier built 1982 and 1987, respectively, for two 30,000 dwt. product carriers built 1990 and 1991 in accordance with an agreement entered into on June 27, 1995 with Dampskibsselskabet Torm A/S and partners to acquire three 30,000 dwt. product tankers. One vessel is being acquired for cash in the amount of $18,000,000 and the other two in a like-kind exchange. As of September 30, 1995, the two vessels have been exchanged. The third vessel is to be delivered by November 30, 1995. The transaction is in line with OMI's marketing strategy to expand its position in small product carriers, while turning over its older vessels for a younger fleet.

Results of operations for the three months ended September 30, 1995 versus September 30, 1994

Net voyage revenue decreased $2,284,000 or 23 percent, for the three months ended September 30, 1995, as compared to the same period in 1994. Net decreases in foreign net voyage revenues of $3,777,000 were offset in part by a net increase in domestic operations of $1,493,000. The primary reasons for the net decrease in the third quarter of 1995 were from the decline in net voyage revenues of $1,186,000 resulting from the sale of a foreign vessel in June 1995, additional expenses, such as stores, spares and other expenses, to maintain vessels to adhere to OMI's corporate policy of safety and efficiency and a decrease in net voyage revenues received for
lightering operations in the Gulf of Mexico.   Domestic net voyage revenues
increased primarily due to better spot charter rates and trading strategies for two product carriers. In addition, in the third quarter in 1994, one of these vessels incurred 35 days in offhire due to drydocking and the other was idle for 29 days resulting in a decline in revenue.

Other Income

Other income consists primarily of management fees and dividend income on investments. For the nine months ended September 30, 1995, other income increased $280,000 or seven percent as compared to the nine months ended September 30, 1994. The increase in 1995 was primarily from fees received from the management of vessels for the U.S. government, fees received from joint ventures for insurance purposes, offset by less dividends received in 1995 then in 1994 on investments and the absence of management fees from a company OMI provided services for until December 31, 1994.

Other income increased $138,000 or ten percent in the third quarter of 1995 primarily because of the management fees mentioned above and income received from a prior bankruptcy claim.

Other Operating Expenses

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the nine months ended September 30, 1995, these expenses decreased an aggregate of $5,684,000 or 12 percent. The primarily reason for the decrease was a reduction in depreciation expense of $2,724,000, resulting principally from the sale of three domestic vessels during the third quarter of 1994. Operating lease expense is less in 1995 compared to the first nine months of 1994, because of reduced lease expense for a vessel lease for which an impairment loss was recorded in December 1994. Decreases in general and administrative expenses of $1,861,000 or 15 percent include a decline in employee benefits compared to the nine months ended 1994 primarily due to 1994 adjustments to ESOP expense, decreases in professional fees and reductions in various expenses compared to the nine months ended September 30, 1994.




Other operating expenses decreased $1,478,0000 or 10 percent for the three months ended September 30, 1995, compared to the three months ended
September 30, 1994.   See the previous paragraph for explanations  for
decreases in depreciation expense, operating lease expense and general and administrative expenses in the third quarter of 1995.

Other Income (Expense)

Other income (expense) consists of gain on disposal of assets-net, interest expense-net, minority interest in (income) loss of subsidiary and other-net.

The net decrease of $32,000 in net other expense for the nine months ended September 30, 1995, compared to the same period in 1994 was primarily due to the decrease in interest expense of $1,963,000 in connection with the repayment of outstanding debt including repurchasing $7,900,000 of 10.25 percent Senior Notes, increase in Other-net of $1,436,000 due to net gain on repurchase of Senior Notes in 1995 compared to the net gain on Senior Notes in 1994 offset by losses incurred on early termination of OMI Columbia debt. These increases in net other expense were offset by decreases in gain on disposal of assets-net due primarily to the loss on the sale of a foreign vessel of $1,423,000 in June 1995, a smaller gain on the sale of Noble Drilling Corporation stock in 1995 than the 1994 gain of $4,992,000 and the gain on sale aggregating $7,178,000 for three domestic vessels during July 1994.

Net other expense increased $4,983,000 in the third quarter 1995 compared to the third quarter 1994 primarily due to the gain on the sale of three vessels in July 1994 offset in 1995 by a gain on the sale of SEACOR Holdings Inc. stock, a net gain on the repurchase of Senior Notes and a decrease in interest expense.

Benefit for Income Taxes

The benefit for income taxes of $8,296,000 for the nine months ended September 30, 1995 varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. and White Sea Holdings Ltd., as management considers such earnings to be permanently invested.

The benefit for income taxes for the three months ended September 30, 1995, was $3,101,000.

Equity in Operations of Joint ventures

Equity in operations of joint ventures of $5,493,000 increased $2,737,000 in the nine months ended September 30, 1995, from $2,756,000 in the first nine months in 1994. Increases were primarily attributable to four joint ventures. One 50 percent owned joint venture that operates as technical manager for vessels recorded significant profits. A 49.9 percent owned joint venture sold a vessel in the first quarter of 1995 for a gain and earnings from its other vessel that was delivered in 1994 increased in 1995. Two other joint ventures contributed to an increase in equity in 1995 due to losses in operations in the first nine months of 1994. One vessel received higher rates due to an improved market in 1995, while in 1994 it was in drydock 28 days and incurred losses in the spot market. The other joint venture incurred operating losses that resulted in wrapping-up its business by the end of 1994. Increases were offset in part by decreases in two 49 percent owned joint ventures, one that operated one of its vessels on a time charter in 1994 which was less profitable in the spot market in 1995 and was also offhire 34 days due to drydocking and the vessel in the other joint venture earned less revenue and incurred higher technical expenses.

Equity in operations of joint ventures decreased $1,103,000 or 55 percent in the third quarter of 1995 compared to the same period in 1994. Decreases were primarily due to the two 49 percent owned joint ventures mentioned above, in addition to a 49.9 percent owned joint venture which operated two vessels during the third quarter 1994 and sold one in the second quarter 1995, reducing operating profits in the third quarter 1995. Decreases in equity in operations of joint ventures were offset in part by increases relating to a joint venture that incurred losses in 1994 and wrapped-up its operations in December 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $28,943,000 decreased $2,854,000 or nine percent from the balance of $31,797,000 at December 31, 1994. The Company's working capital of $2,263,000 at September 30, 1995, decreased $20,898,000
or 90 percent from $23,161,000 at December 31, 1994.    For the nine months
ended September 30, 1995, net cash provided by operating activities was $2,154,000 which was an increase of $2,641,000 from net cash used by operating activities of $487,000 for the nine months ended September 30, 1994.

For the nine months ended September 30, 1995, sources of liquidity, other than from operating activities were primarily from proceeds of $14,867,000 received from the sale of investments, proceeds of $8,763,000 from the sale of a vessel, proceeds of $9,000,000 received from a line of credit, $5,200,000 received in qualified withdrawals from the CCF fund and $1,260,000 from the issuance of common stock by exercising of stock options.

The primary uses of cash other than for operating activities during the nine months ended September 30, 1995, were for payments of $23,870,000 of long-term debt, ( which includes $6,775,000 for repurchases of Senior Notes) purchase of a vessel for $9,623,000 and other capital expenditures for improvements on vessels and costs relating to the exchange of OMI/Torm vessels of $10,181,000.

The Company has four bank lines of credit aggregating $67,000,000 at September 30, 1995, of which $58,000,000 was unused. During October 1995, OMI drew down an additional $8,000,000 on one of its lines of credit. OMI believes it is in the position to meet its current and future obligations. The Company will continue to access its lines of credit to meet operational needs if necessary.

COMMITMENTS
                                        15

OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $56,000,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent through a joint venture partner. OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. The portion of debt guaranteed by the partners was approximately $90,079,000 at September 30, 1995, with OMI's share of such guarantees being approximately $44,313,000. OMI also is guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at September 30, 1995, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At September 30, 1995, no such deficiencies have occurred which have required funding.

                             PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

        None.

Item 3 - Defaults upon Senior Securities

        None.

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        None.

Item 6 - Exhibit and Reports on Form 8-K

  a.  Exhibits

       27 OMI Corp. - Financial Data Schedule, dated September 30, 1995

  b.  Reports on Form 8-K

       None.

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMI CORP.


                                (REGISTRANT)



Date:    November 14, 1995               By: Jack Goldstein
                                             Jack Goldstein
                                             President and Chief
                                             Executive Officer



Date:    November 14, 1995               By: Vincent de Sostoa
                                             Vincent de Sostoa
                                             Senior Vice President/
                                             Finance and Chief
                                             Financial Officer