Form 10-K
period 1995-12-31
OMI CORP
filed 1996-03-29
CIK 732780

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1996
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                 ---------------

                         COMMISSION FILE NUMBER 2-87930

                                    OMI CORP.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                  13-2625280
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                                 ---------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X       NO
                                   ----        ----


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                                YES          NO  X
                                   ----        ----

 AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY NON-AFFILIATES,
            BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE
                 AS OF THE CLOSE OF BUSINESS ON MARCH 22, 1996:

                                  $232,961,783

                NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK
                       OUTSTANDING AS OF MARCH 22, 1996:

                                   31,061,571

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

(1) PORTIONS OF THE OMI CORP. 1995 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                      INDEX

                                 ---------------

                                     PART I

ITEMS                                                                    PAGE(S)
-----                                                                    ------
 1 and 2.  Business and Properties .....................................     1-7
 3.        Legal Proceedings ...........................................       7
 4.        Submission of Matters to a Vote of Security Holders .........       7
           Executive Officers of OMI ...................................     8-9

                                     PART II

 5.        Market for OMI's Common Stock and Related Stockholder
             Matters ...................................................      10
 6.        Selected Financial Data .....................................      11
 7.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   11-16
 8.        Financial Statements and Supplementary Data .................   17-55
 9.        Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ....................      56

                                    PART III

10.        Directors and Executive Officers of OMI .....................      56
11.        Executive Compensation ......................................      56
12.        Security Ownership of Certain Beneficial Owners
             and Management ............................................      56
13.        Certain Relationships and Related Transactions ..............      56

                                     PART IV

14.        Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ...............................................   57-58
           SIGNATURES ..................................................      59

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     OMI Corp. ("OMI" or the "Company"), organized under the laws of the State of Delaware on July 19, 1968, is currently located at 90 Park Avenue, New York, New York pursuant to a sublease which expires in 1999. The telephone number is
(212) 986-1960.

     The Company owns solely or through joint ownership or charters-in a fleet of 40 vessels which includes tankers, dry bulk carriers and a liquid petroleum gas ("LPG") carrier as follows:

     34 tankers -- 8 U.S. flag, aggregating 422,393 metric tons ("dwt."); 22 foreign flag, aggregating 2,259,103 dwt; and 4 chartered-in foreign flag, aggregating 406,181 dwt.

     5 bulk carriers -- 1 U.S. flag, aggregating 37,060 dwt.; and 4 foreign flag, aggregating 262,176 dwt.

     1 LPG carrier -- foreign flag, 49,880 dwt.

          NOTE: Approximately 22.6% of the owned and jointly-owned tonnage is under charters extending beyond year-end 1996.

     Three of the U.S. flag tankers aggregating 141,047 dwt. are under contract to be sold, contingent upon the buyer's successful completion of an initial public offering of common stock. One crude oil tanker of 268,038 dwt. is under contract to be sold, contingent upon the purchaser obtaining a particular charter. One jointly-owned dry bulk carrier of 43,583 dwt. is under contract to be sold.

     There are two aspects to vessel operations, technical operation, which involves maintaining, crewing and insuring, and commercial operation, which involves arranging the business of the vessel. OMI is technical and commercial operator of all U.S. flag vessels. OMI became technical operator at the beginning of 1995 of vessels which had in prior years been technically operated by an independent operator. OMI, either individually or through a joint venture, is technical operator of its wholly-owned foreign flag vessels except for an LPG carrier and three product carriers which are operated by an independent manager. Technical and commercial operation of the jointly-owned vessels is allocated to OMI or its joint venture partner based primarily on the experience of the entity with the type and size of vessel.

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

     The following table sets forth certain information with respect to the Company's vessels all of which are wholly-owned by the Company except the SETTEBELLO, WHITE SEA, WILOMI ALTA, WILOMI TANANA, WILOMI

YUKON, ELBE, MARITIME MOSAIC, MARITIME OMI, MARITIME NANCY and MARITIME CONQUEROR which are jointly-owned, and the chartered-in crude tankers. The vessels which are not operated by a joint venture partner or by an independent manager or operator are operated by the Company.


                                                                                          Dead-
                                                                                         Weight          Charter
                                                      Type of                Year(1)     Metric           Expira-
Name of Vessel                                        Vessel                  Built      Tonnage          tion(2)
--------------                                        ------                 ------      -------          -------
U.S. Flag Vessels:
   OMI COLUMBIA (3) ......................     Crude Oil Tanker               1974       138,698           04/96
   OMI DYNACHEM (4) ......................     Chemical/Product Carrier       1981        51,668           05/00
   OMI HUDSON (4) ........................     Chemical/Product Carrier       1981        51,668           05/00
   OMI STAR (4) ..........................     Chemical/Product Carrier       1970        37,711           05/00
   PATRIOT ...............................     Product Carrier                1976        35,662           03/97
   RANGER ................................     Product Carrier                1976        35,662            Spot
   COURIER ...............................     Product Carrier                1977        35,662           03/97
   ROVER .................................     Product Carrier                1977        35,662           06/96
   PLATTE ................................     Dry Bulk Carrier               1982        37,060            Spot
                                                                                       ---------
     Total U.S. Flag Operating Fleet: 9 Vessels ..................................       459,453
                                                                                       ---------
Foreign Flag Vessels:
   SETTEBELLO (5) ........................     Crude Oil Tanker               1986       322,446            Spot
   PROMISE ...............................     Crude Oil Tanker               1978       268,038            Spot
   WHITE SEA (6) .........................     Crude Oil Tanker               1975       155,702            Spot
   CAIRO SEA .............................     Crude Oil Tanker               1975       154,719            Spot
   TRINIDAD SEA ..........................     Crude Oil Tanker               1974       154,605            Spot
   WILOMI ALTA (6) .......................     Crude Oil Tanker               1990       146,251            Spot
   CZANTORIA .............................     Crude Oil Tanker               1975       146,104            Spot
   SOKOLICA ..............................     Crude Oil Tanker               1975       145,649           10/97
   WILOMI TANANA (6, 9) ..................     Crude Oil Tanker               1992       141,720       Evergreen
   COLORADO ..............................     Crude Oil Tanker               1980        86,648           05/97
   TRENT .................................     Product Carrier                1991        29,998            Spot
   WILOMI YUKON (6) ......................     Product Carrier                1992        99,008            Spot
   DANUBE ................................     Product Carrier                1990        29,998           05/96
   ELBE (7) ..............................     Product Carrier                1984        66,800           08/96
   NILE ..................................     Product Carrier                1981        65,755           03/98
   VOLGA .................................     Product Carrier                1981        65,689           04/98
   LIMAR .................................     Product Carrier                1988        29,999            Spot
   PAULINA ...............................     Product Carrier                1984        29,993            Spot
   ALMA ..................................     Product Carrier                1988        29,994           03/98
   PAGODA ................................     Product Carrier                1988        29,996            Spot
   PATRICIA ..............................     Product Carrier                1984        29,993           04/98
   TIBER .................................     Product Carrier                1989        29,998           12/96
   MARITIME MOSAIC (7) ...................     Dry Bulk Carrier               1993        73,657            Spot
   MARITIME OMI (7) ......................     Dry Bulk Carrier               1994        72,800            Spot
   MARITIME NANCY (7) ....................     Dry Bulk Carrier               1990        72,136           04/96
   MARITIME CONQUEROR (7) ................     Dry Bulk Carrier               1983        43,583           04/96
   GENERAL ...............................     LPG Carrier                    1975        49,880           03/97
                                                                                       ---------
     Total Foreign Owned Fleet: 27 Vessels .......................................     2,571,159
     4 Chartered-in Crude Tankers (8) ............................................       406,181
                                                                                       ---------
     Total Foreign Flag Operating Fleet: 31 Vessels ..............................     2,977,340
                                                                                       ---------
       Total OMI Fleet: 40 Vessels ...............................................     3,436,793
                                                                                       =========

                                                                                       (Footnotes on next page)

------------

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (including jointly-owned) at year-end 1995 is 13.1 years.

(2) Expiration dates do not reflect charterers' options for extensions or cancellations or other contingencies. See section describing U.S. Subsidies with respect to further information regarding the OMI COLUMBIA.

(3)   Rebuilt in 1983 under Wrecked Vessels Act, 46 U.S.C. Section 14.

(4) The vessels are time chartered to a 50% owned affiliate at rates dependent upon the performance of the affiliate. Vessels are under contract to be sold to Hvide Marine Incorporated, contingent upon Hvide successfully concluding an initial public offering of its common stock.

(5)   Joint ownership with Bergesen d.y. A/S, Norway.

(6)   Joint ownership with an affiliate of Anders Wilhelmsen & Co., Norway.

(7) Joint ownership with an affiliate of International Maritime Carriers Limited ("IMC"), Hong Kong and chartered into pools operated by IMC.

(8)   Time chartered-in under charters expiring in 1996 through 1998.

(9) The vessel is time chartered but may be redelivered at any time by Charterer.

     A brief description of the functions of the various types of vessels owned or operated by the Company is set forth below:

        Product Carrier -- Normally carries refined petroleum products such as gasoline, naphtha and kerosene.

        Chemical Tanker -- Normally carries various types of liquid chemicals.

        Crude Oil Tanker -- Normally carries crude oil and dirty products.

        Dry Bulk Carrier -- Carries dry bulk products such as coal, ore, grain and fertilizer.

        LPG Carrier -- Carries various petroleum gas products in liquid form.

     The Company has agreed to joint ownership of an additional vessel to be delivered in 1996 from a shipyard in China, to be jointly-owned with an affiliate of Anders Wilhelmsen & Co. All of the Company's foreign joint ownership arrangements involve beneficial ownership by the Company of 49 to 50%.

     As of December 31, 1995, OMI's U.S. flag ships were subject to mortgages and bonds in the aggregate principal amount of approximately $38,425,000 and OMI's foreign flag ships (not including debt of jointly-owned ships) were subject to mortgages in the aggregate principal amount of approximately $60,843,000. The Company and its joint venture partners are also several guarantors, in proportion to their respective beneficial ownership, of certain loan transactions relating to the joint ventures. The aggregate amount of such guaranteed debt is approximately $90,079,000, with OMI's share being approximately $44,313,000.

     The Company owns 81.5% of OMI Petrolink Corporation ("Petrolink"), a Houston-based company which renders lightering services for large tankers in the U.S. Gulf. Petrolink charters-in, for varying term periods, such vessels as are necessary to satisfy the needs of its customers. OMI Offshore Marine Services, Inc., a subsidiary of Petrolink with its principal office in Sabine Pass, Texas, managed five offshore support boats and one crew boat at year end. The boats, owned by Petrolink, have also provided support for rigs and platforms in the Gulf of Mexico.

     The Company's wholly-owned subsidiary, OMI Ship Management, Inc., provides technical services to the U.S. Maritime Administration for ten vessels in the Ready Reserve Fleet Program under a multi-year contract. From time to time, OMI Ship Management also manages vessel conversion contracts for various U.S. government agencies.

     The Company is a party to an agreement with Hvide Marine, Inc. ("Hvide"), Fort Lauderdale, Florida, a privately-held corporation with significant bulk shipping operations, to charter on a long-term basis to Ocean Specialty Tankers Corp. ("OSTC") several U.S. flag chemical/petroleum product carriers. The OMI DYNACHEM, the OMI HUDSON and the OMI STAR and two similar vessels controlled by Hvide have been time chartered to OSTC, a Houston-based company with expertise in marketing parcel tankers. Net proceeds from OSTC's operations are shared among the vessels in accordance with mutually agreed formulas. OMI and Hvide each own a 50% interest in OSTC. Hvide and the Company have entered into an agreement for Hvide to purchase OMI's interest in OSTC and the three chemical vessels for $67,350,000. The sale is contingent upon Hvide successfully completing an initial public offering of common stock. In March 1996, the Company acquired the OMI HUDSON from a financing institution for cash and debt aggregating approximately $29,000,000, having paid $22,000,000 cash and issuing a $3,000,000 convertible note to terminate a long-term operating lease on the vessel.

CUSTOMERS

     There were no charterers which accounted for 10% or more of OMI's consolidated revenues. For information about major customers, see Note 12 to OMI's Consolidated Financial Statements.

U.S. SUBSIDIES

     The Merchant Marine Act, 1936, as amended (the "Merchant Marine Act"), permits domestic shipping companies to establish a tax-deferred fund called a Capital Construction Fund ("CCF") for such purposes as acquiring qualified vessels for use in certain U.S. flag trades, reconstruction of existing vessels and payment of principal on certain existing indebtedness. The Company maintains a CCF as well as a Reserve Fund maintained in connection with its Title XI financed vessels. Pursuant to a Dual Use Agreement, monies on deposit in the Reserve Fund have the tax deferred aspects of a CCF. As of December 31, 1995, the balance in the CCF and Reserve Fund was $9,765,000.

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

     Four of the Company's U.S. flag tankers were constructed with CDS and are eligible for ODS and one of the Company's U.S flag vessels recently became eligible for ODS under an ODS sharing program approved by the Board. The tankers also qualify for non-coastwise U.S. military cargo. Two of the Company's three U.S. flag bulk carriers have been sold. Those dry bulk carriers historically were employed primarily in the carriage of U.S. government generated preference cargoes but began trading consistently in foreign trade (where they were eligible for ODS) several years ago. During such charters to the military or whenever the vessels are used for non-coastwise U.S. military cargo or in the preference trades, they are not eligible for ODS. In 1995, the Company received benefits of ODS payments of approximately $9,222,000. The ODS contracts expire in 1996 and 1997, after which the vessels may be reflagged (assuming permission of the Maritime Administration is obtained) or trade in the coastwise trade (assuming that a suit to block vessels built with CDS from entering such trade is not successful).

     In the latter part of 1995, legislation to eliminate restrictions on the export of Alaskan North Slope ("ANS") oil, provided that exports are carried on U.S. flag vessels, was enacted. The Administration is currently determining whether the export of such oil is in the national interest. If no adverse determination is made by the second quarter of 1996, it will become lawful to export ANS crude oil. The Company has agreed upon terms for a long-term charter with a major oil company effective after it becomes lawful to export ANS crude oil. Such a charter would be materially beneficial to the Company.

     Legislation was passed and signed into law in 1985 to extend the requirement to utilize U.S. flag vessels under the PL 480 program (by which the U.S. Government sells or donates surplus grain for export to developing countries) from its historic 50% level to 75% over a three year period. Currently, most food aid programs are at the 75% level but several have still remained at the 50% level. This program benefits the Company's remaining U.S. flag dry bulk carrier and several of its U.S. flag tankers. This extension of the cargo preference law was opposed by many agricultural interests and the Administration. While the 75% level was retained in the 1990 Farm Bill, the program is opposed by farm and other interests and there is no assurance that the program will withstand future legislative tests. Further, the amount of cargo shipped under the program in 1995 continued to be far below pre-1994 levels, resulting in much lower freight rates. It is not expected that there will be improvement in 1996.

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

     The Company's operations are also affected by U.S., state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, various volatile organic compound emission requirements, the BCH Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS amendments. Compliance with such laws and regulations entail additional expense, including vessel modifications and changes in operating procedures.

     The Oil Pollution Act of 1990 ("OPA") affects all vessel owners shipping oil or hazardous materials to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust Fund. OPA requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994; furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-in schedule that is based on size and age, unless the tankers are retrofitted with double hulls. In addition, the law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers, 5,000 dwt. and over contracted after July 6, 1993 to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased-out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that after mid-1995 existing single hull crude oil tankers larger than 20,000 dwt. and product tankers over 30,000 dwt. without segregated ballast tanks ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25. The U.S. has not accepted these IMO regulations as they recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA. In addition, with respect to the IMO SBT requirement and timetable, the U.S. Coast Guard has published a preliminary rule which will require that all tankers over 5,000 gross tons, regardless of age, if traded in U.S. ports to be fitted with SBT. This rule, if enacted, would take effect within three years after publication of the final rule.

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

     Regulations issued by the USCG pursuant to OPA provided a new method for determining whether vessel operators had the financial capability to satisfy certain liability requirements of OPA. USCG set a deadline of December 28, 1994 for tanker owners to obtain Certificates of Financial Responsibility ("COFRs"). The Company obtained COFRs for all but one of its tankers without cost to it. The Company obtained a COFR for that vessel through commercial sources.

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

EMPLOYEES AND LABOR RELATIONS

     On December 31, 1995, the Company and its subsidiaries had approximately 1,092 employees, of whom approximately 986 were seagoing employees. The Company's seagoing employees which serve aboard its U.S. flag vessels are covered by collective bargaining agreements with various maritime unions, one of which expires in June 1996 and the rest in 2000. Together with other maritime employers, the Company is obligated through these agreements to contribute to various multi-employer pension and health and welfare and other plans. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. The failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1995.

     The Company primarily utilizes three hiring agents to crew its foreign flag vessels. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

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

     OMI's results of operations and cash flow may be significantly affected by future charter markets because only 22.6% of OMI's tonnage (including jointly-owned vessels) is on charters extending beyond year-end 1996. (See section describing U.S. Subsidies with respect to further information regarding the OMI COLUMBIA).

     At December 31, 1995, net book values of vessels exceeded their tax bases by approximately $185,094,000. Accordingly, if such vessels were disposed of at prices at or near book value, the Company's current liability for taxes on the resulting taxable gain would be substantial. See Note 5 to OMI's Consolidated Financial Statements set forth in Item 8.

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

     OMI is a party, as plaintiff or defendant, in a variety of lawsuits for damages arising principally from personal injuries or other casualties in the ordinary course of the maritime business. All such personal injury and casualty claims against OMI are fully covered by insurance (subject to deductibles which are not material) including asbestosis related proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1995.

                            EXECUTIVE OFFICERS OF OMI

     Set forth below are the names, ages, position and office, term and year appointed of all of the Company's executive officers as of March 28, 1996.



                                                                                            Age         Year
                                                                                           As of      Appointed
  Name                                          Position and Office Held                  3/28/96     to Office
  ----                                          ------------------------                  -------      ---------

  Jack Goldstein ......................    Chief Executive Officer and Chairman             57          1986
                                            of the Board

  Craig H. Stevenson, Jr. .............    President and Chief Operating Officer            42          1993

  Vincent J. de Sostoa ................    Senior Vice President, Treasurer                 51          1989
                                            and Chief Financial Officer

  Fredric S. London ...................    Senior Vice President, Secretary                 48          1987
                                            and General Counsel

  Richard Halluska ....................    Senior Vice President                            48          1993

  Robert Bugbee .......................    Senior Vice President                            35          1995

  Kathleen C. Haines ..................    Vice President/Controller                        41          1994

  William A.G. Hogg ...................    Vice President                                   58          1994

  Anthony Naccarato ...................    Vice President                                   50          1987

  William Osmer .......................    Vice President                                   41          1994

  Kenneth Rogers ......................    Vice President                                   40          1994

  Thomas M. Scott .....................    Vice President                                   39          1995


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

     The following are descriptions of other occupations or positions that the other executive officers of the Company have held during the last five years:

     Jack Goldstein was appointed President and Chief Executive Officer of the Company in April 1986. He became Chairman of the Board of Directors in October 1995, at which time he ceased to be President.

     Craig H. Stevenson, Jr. was elected President in October 1995. He had been elected Executive Vice President and Chief Operating Officer in November 1994. He was elected Senior Vice President/Chartering of the Company in August 1993. For five years prior thereto he was President of Ocean Specialty Tankers Corp., a marketing manager for several of the Company's chemical tankers.

     Vincent de Sostoa was elected Chief Financial Officer in January, 1994. He was elected Senior Vice President/Finance of the Company in January 1989.

     Fredric S. London was elected Senior Vice President of the Company in December 1991. He was elected Vice President of the Company in December 1988.

     Richard Halluska was elected Senior Vice President in August 1995. He had been elected Vice President of the Company in July 1993. He was elected Assistant Vice President of the Company in December 1989.

     Robert Bugbee was elected Senior Vice President in August 1995. He joined the Company in February 1995. Prior thereto, he was Head of Business Development at Gotaas-Larsen Shipping Corporation.

     Kathleen C. Haines was elected Vice President and Controller of the Company in January 1994. She was elected Assistant Vice President and Controller in December 1992. Prior thereto, she was Assistant Controller.

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

                                     PART II

ITEM 5. MARKET FOR OMI CORP.'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM). Previously, the Company's common stock initially traded on the over-the-counter market on January 4, 1984, began trading on the NASDAQ National Market System on February 18, 1986, and on January 27, 1989 was listed for trading on the American Stock Exchange. As of March 22, 1996, the number of holders of OMI common stock was approximately 4,665. The high and low sales prices of the common stock, as reported by the New York Stock Exchange, were as follows:

    1995 Quarter                              1st       2nd       3rd     4th
    ------------                              ---       ---       ---     ---
    High ................................    6 1/2      7        8 5/8   8 3/8
    Low .................................    5          5 1/4    6 5/8   5 1/2

    1994 Quarter                              1st       2nd       3rd     4th
    ------------                              ---       ---       ---     ---
    High ................................    8          7 1/8     6 7/8   6 3/4
    Low .................................    6 1/4      6         5 3/4   5 7/8

PAYMENT OF DIVIDENDS TO STOCKHOLDERS

     On June 15, 1993, the Board voted to declare special dividends rather than adhere to a regular dividend policy. For the years ended December 31, 1993 through 1995, there were no dividends declared. Payment of dividends may be limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 3 to the Consolidated Financial Statements).

Item 6. SELECTED FINANCIAL DATA

                           OMI CORP. AND SUBSIDIARIES
                    (In thousands, except per share amounts)


                                                                      For the Years Ended December 31,
                                                       -------------------------------------------------------
                                                         1995       1994        1993        1992         1991
                                                       --------    ------      ------      ------      -------

  Income Statement Data:
    Revenues .......................................   $239,880    $266,796   $270,479    $265,529    $284,758
    Other income ...................................      7,291       5,439      4,699       5,685       3,956
    Depreciation and amortization ..................     34,734      37,770     35,441      35,483      34,688
    Provision for losses:
     Impaired value of vessels .....................      8,707      14,798
     Lease obligation ..............................      6,687      19,800
    Operating (loss) income ........................    (38,681)    (48,084)     1,902      12,195      54,713
    Gain (loss) on disposal of assets--net .........      5,647      10,222      4,401      (1,146)        105
    Provision for writedown of investments .........                 (1,250)    (1,625)    (16,183)
    Interest expense ...............................     26,708      28,808     21,788      23,983      29,527
    Equity in operations of joint ventures .........      5,528       5,402      5,544       9,059      12,259
    Net (loss) income ..............................    (31,896)    (37,865)    (8,747)    (11,424)     29,876
    Net (loss) income per common share .............      (1.04)      (1.24)     (0.29)      (0.36)       0.94
    Cash dividends declared on common stock ........                                          0.14        0.14

  Other Financial Data:
    Cash dividends received from joint ventures ....   $    539    $  2,477   $ 11,823                $  5,880
    Cash and cash equivalents ......................     32,569      31,797     45,321    $ 16,850      26,158
    Vessels and other property--net ................    368,441     400,998    453,683     458,564     499,010
    Investments in, and advances to joint ventures .     84,915      81,868     77,802      78,492      74,894
    Total assets ...................................    565,486     605,132    671,516     644,443     678,618
    Current portion of long-term debt ..............     24,582      18,900     15,302      40,820      32,505
    Long-term debt .................................    259,284     253,239    282,325     222,435     242,311
                                                       --------    --------   --------    --------    --------
    Total debt .....................................    283,866     272,139    297,627     263,255     274,816
                                                       --------    --------   --------    --------    --------
    Total stockholders' equity .....................    145,195     179,676    220,026     218,391     229,551



                 See notes to consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OMI Corp. ("OMI" or the "Company") is a diversified major bulk shipping company operating in both the U.S. and international markets. OMI's operating fleet currently consists of 40 vessels including ten joint venture vessels and four chartered-in vessels. A Suezmax tanker is under construction and scheduled for delivery in 1996 to a 49 percent owned joint venture. The Company also is involved in other marine related activities, including the lightering of large crude carriers and workboat supply services in the Gulf of Mexico and ship management for the Ready Reserve Fleet.

YEARS 1995, 1994 AND 1993

RESULTS OF OPERATIONS

     Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which is voyage revenue less vessel and voyage expenses. The Company's vessels currently operate, or have operated on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under bareboat charters, the charterer assumes all operating expenses. The revenue rate may be lower than time charter rates since all operating costs are assumed by the charterer. Under a voyage charter, revenue is based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and fuel price and consumption. Revenues may be higher in the spot market since the owner is responsible for most of the costs of the voyage . Since fluctuations occur in voyage revenues and expenses due to the nature of the charter, the following discussion addresses variations in net voyage revenues.

In 1991 the majority of OMI's fleet was operating and completing contracts under long-term time charters that provided for predictable and stable earnings. In 1992, after many of the time charters terminated, net voyage revenues declined $41,611,000 or 39 percent and continued to decline at a slower rate through 1995. The primary factors contributing to the decline in 1992 and 1993 were the result of weak worldwide economic conditions and lower demand for petroleum products. As a result, time charters at satisfactory rates were no longer available. At the same time, costs were increasing, partially due to regulatory changes, new environmental laws and increased operating costs for crews, vessel repairs, maintenance and insurance. At the end of 1994 and in 1995 the international tanker market improved; however, due to the increased drydock and maintenance requirements of OMI's fleet, expenses to operate the vessels increased. Revenue from the domestic fleet has been declining since 1993 because of changes in government programs that some vessels operated under, in addition to the type of business and rates available to these vessels. The Company believes that the opportunities for future acquisitions are better in the international than the domestic market. Consequently, over the past two years, management has sold or contracted for the sale of certain U.S. flag vessels.

YEAR ENDED DECEMBER 31, 1995 VERSUS DECEMBER 31, 1994

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $24,397,000 for the year ended December 31, 1995 decreased $19,820,000 or 45 percent as compared to the year ended December 31, 1994. The net decrease was primarily attributable to the U.S. flag fleet, which accounted for $13,205,000 of the decline. The net decline in the foreign fleet was $6,615,000.

     The reasons for the decline in the performance of the U.S. fleet varied:
(1) OMI's lightering subsidiary, OMI Petrolink Corp. ("Petrolink"), earned approximately $4.7 million less net voyage revenue in 1995 as compared to 1994 due to depressed conditions and increased competition in the lightering market in the Gulf of Mexico (2) three vessels which had contributed $2 million in net voyage revenue in 1994 were sold to another U.S. shipowner in 1994 (3) drydock expenses were greater than anticipated for four vessels (4) the U.S. Government program ("PL480") under which the U.S. government sells or donates grain for export to developing countries was curtailed and (5) the business opportunities for the OMI Columbia were limited and unprofitable.

     Net voyage revenues for the three dry bulk carriers were down approximately $2,300,000 as they were adversely affected by the decline in the PL480 program. As the U. S. drybulk market declined, the foreign drybulk market rose creating an opportunity to sell the vessels in the foreign market. Consequently, the OMI Missouri was contracted for sale in the fourth quarter of 1995 and the Company agreed to swap its sister ship, the OMI Sacramento, in January 1996. The third dry bulk carrier, the Platte, was offhire a significant amount of time in both years; 114 days in 1994 and 60 days 1995. The Platte is currently carrying a PL480 cargo. The Company is seeking permission to reflag this vessel under foreign registry so that it may compete more effectively in the foreign market.

     In 1995, seven of the Company's vessels shared four Operating-Differential Subsidy ("ODS") contracts with the Marine Subsidy Board of the U. S. Department of Transportation to provide subsidy for a portion of the difference in the costs of operating a U.S. flag vessel versus a foreign vessel in foreign trades. Effective July 1, 1995, tanker and bulker subsidy rates increased from three to twelve percent per vessel over 1994 rates. In 1994, four product carriers operated in foreign markets and received benefits of ODS. Two of these vessels continued to receive ODS in 1995 and also achieved slightly better earnings due to improved trading patterns. The other two product carriers began time charters in April 1995 to the Military Sealift Command ("MSC") and were not eligible for subsidy after that date. Prior to the commencement of the charters with MSC, these vessels were in drydock undergoing upgrades for an aggregate of 107 days. When the charters with MSC expired in October 1995, they were replaced with new charters. The charters are for a 17 month period with an option to cancel one charter after six months and also options to extend the charters for two 17 month periods. The OMI Missouri and OMI Sacramento were also included in the ODS pool in 1995. The seventh vessel included in the pool is the OMI Columbia, which was added to the contract in August 1995.

     The OMI Columbia incurred a significant number of offhire days between 1992 and 1995 after the expiration of a long-term time charter in 1992 due to the lack of opportunities for U.S. crude carriers in the domestic market. Alaskan crude oil production has decreased in the last three years, and distribution favors shorter hauls which reduces the demand for vessels. In 1994, the OMI Columbia operated on four consecutive voyage charters in the Alaskan North Slope ("ANS") trade. In late 1994 and early 1995, the vessel carried dry cargo under PL480 programs at rates significantly lower than rates that would normally be earned in the ANS crude oil trade. During the third quarter of 1995, the OMI Columbia operated under a voyage charter carrying crude oil. The vessel subsequently went to the yard for drydock and repairs prior to commencing its current employment, again carrying crude oil. In the latter part of 1995, legislation to eliminate restrictions on the export of ANS crude oil, provided that exports are carried on U.S. flag vessels, was enacted. The Administration is currently determining whether the export of such oil is in the national interest. If no adverse determination is made by the second quarter of 1996, it will become lawful to export Alaskan North Slope crude oil. The Company has agreed upon terms for a long-term charter with a major oil company effective after it becomes lawful to export ANS crude oil. Such a charter would be materially beneficial to the Company.

     Petrolink, OMI's Houston-based subsidiary, sustained its first operating loss in 1995 due to increased competition in the lightering business, coupled with a decrease in demand. In 1996, the company intends on focusing its lightering business on contract customers, reducing the number of vessels it charters-in and increasing its offshore supply boat business.

     The Company's wholly-owned foreign fleet consists of six crude oil tankers, ten product carriers and one liquid petroleum gas carrier. The crude oil sector was primarily responsible for the decrease of $6,615,000 in net voyage revenues between 1995 and 1994. While the average freight rates increased in the crude markets in 1995, the rates did not exceed the time charter rates three of the vessels had been earning in 1994. The Company also incurred significant costs to maintain its crude carriers and meet its customers' requirements which reduced net voyage revenues. The crude fleet was offhire for drydocking an aggregate of 220 days in 1995 as compared to an aggregate of 43 days in 1994.

     Decreases in net voyage revenue for both the domestic and foreign fleets were offset in part by increases primarily from seven vessels, five of which incurred offhire in 1994 for drydock and earned higher average rates in 1995 and two vessels which were sold, having incurred operating losses in 1994.

     In September 1995, OMI exchanged a crude oil carrier and a product carrier built in 1982 and 1987, respectively, for two 30,000 dwt. product carriers built in 1990 and 1991 . A third product carrier was purchased in November 1995 for $18,000,000. These transactions are in line with OMI's marketing strategy to expand its position in small product carriers, while exchanging its older vessels for a younger fleet.

PROVISION FOR LOSSES

     In anticipation of the sale of the OMI Hudson to Hvide Marine Inc. ("Hvide"), OMI entered into an agreement with the owner/lessor of the OMI Hudson to terminate the lease and purchase the vessel. In February 1996, OMI paid cash of $22,000,000 and issued a $3,000,000 seven percent convertible note to terminate the lease. The net loss on the termination of the lease of $6,687,000 was reported as a separate item of the 1995 Consolidated Statement of Operations. The Company purchased the vessel in March 1996 for $9,300,000 cash and the assumption of approximately $20,000,000 in debt.

     OMI entered into an agreement with Hvide for the sale of three U.S. flag chemical carriers for $67,350,000 including a Note with a face value of $9,700,000. The transaction is contingent upon Hvide successfully completing its initial public offering of common stock. These vessels are currently chartered to a 50 percent owned affiliate ("OSTC") in a profit sharing pool with Hvide. As part of this transaction, Hvide will acquire OMI's share of OSTC.

     OMI periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undiscounted cashflows over the remaining life of each vessel. During its 1995 review, the Company determined that the carrying value of two of its domestic product carriers operating in the foreign spot market exceeded their forecasted estimated undiscounted future net cash flows from operations. Impairment losses of $8,707,000 measured by the excess of the vessels' carrying values over their estimated fair values, based on appraised values from a ship broker, were recognized as a separate component of operating expenses in the Consolidated Statements of Operations.

OTHER INCOME

     Other income consists primarily of management fees and dividend income on investments. During the year ended December 31, 1995, other income increased $1,852,000 or 34 percent as compared to 1994. The increase in 1995 was primarily from an increase in fees received for the management of vessels for the Ready Reserve Fleet due to the activation of vessels as opposed to idle status fees in 1994. Another increase was the receipt of a rebate of fees related to previous years' technical management of certain vessels. Increases were offset by a decline in dividends received in 1995 on investments and the absence of management fees from a company OMI provided services for until December 31, 1994.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel and voyage expenses and provisions for losses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the year ended December
31, 1995, these expenses decreased an aggregate of $8,167,000 or 13 percent. The primarily reason for the decrease was a reduction in depreciation expense of $3,036,000, resulting principally from the sale of three domestic vessels during the third quarter of 1994 and the sale of another vessel in June 1995. The decrease in operating lease expense of $1,462,000 was attributed to the impairment loss of $19,800,000 on an operating lease obligation recorded in December 1994. Decreases in general and administrative expenses of $3,669,000 or 19 percent include a decline in employee benefits compared to 1994 primarily due to ESOP expense, decreases in professional fees and minor reductions in various other expense categories compared to 1994.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of gain on disposal of assets-net, provision for writedown of investments, interest income and expense, minority interest in subsidiary and other-net. The net decrease of $228,000 in net other expense for the year ended December 31, 1995 compared to the same period in 1994 was primarily due to an increase of $4,992,000 in the gain on sales of Noble Drilling Corporation stock in 1995 compared to 1994, the decrease in interest expense of $2,100,000 in connection with the repayment of outstanding debt, increase in Other-net of $1,231,000 due to an increase in the net gain on repurchases of Senior Notes in 1995 compared to the net gain on repurchases of Senior Notes in 1994 offset by losses incurred on early termination of other debt, and a net decrease in the provision for writedown of investments of $1,250,000, which was a nonrecurring charge for the settlement of a joint venture investment recorded in 1994. These decreases in net other expense were offset by decreases in gain on disposal of assets-net due primarily to the loss on the sale of a foreign vessel of $1,430,000 in June 1995, the loss on sale of a domestic vessel of $1,862,000 in December 1995 and the $7,178,000 gain on sale of three domestic vessels in July 1994.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes of $18,973,000 for the year ended December 31, 1995 varied from statutory rates primarily because deferred income taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. and White Sea Holdings Ltd., as management considers such earnings to be indefinitely invested. The Company plans to carryback its current net operating loss to prior years for a refund of previously paid federal income taxes.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures of $5,528,000 increased $126,000 in the year ended December 31, 1995, from $5,402,000 in 1994. The net increases were primarily attributable to two joint ventures. One 49.9 percent joint venture sold a vessel in the first half of 1995; OMI's portion of the gain was $990,000. Another 49.9 percent joint venture operates three of its four vessels in marketing pools which were more profitable in 1995 in comparison to 1994 and the fourth vessel operated in the spot market in 1995 at a better average rate than 1994. Increases were offset in part by decreases in the earnings of two 49 percent owned joint ventures. One joint venture earned less on one of its vessels than its 1994 time charter. The same vessel was offhire 34 days due to drydocking. The vessel in the other joint venture earned less revenue and incurred higher technical expenses in 1995.

YEAR ENDED DECEMBER 31, 1994 VERSUS DECEMBER 31, 1993

     Net voyage revenue of $44,217,000 for the year ended December 31, 1994 decreased $11,841,000 or 21 percent as compared to the year ended December 31, 1993. The decrease was primarily attributable to the U.S. flag fleet, which accounted for $14,364,000 of the net decline in revenues. This decline was offset by $2,523,000 in net increases earned by the foreign fleet. Decreases in domestic net voyage revenue included less revenue earned by three dry bulk carriers which had been operating under PL480 programs but had substantially less cargo available to move in 1994 in comparison to the tonnage available in 1993. Three vessels built in 1969 were sold in July 1994, resulting in 213 less operating days as compared to 1993. Decreases were offset by a modest improvement in the earnings of the OMI Columbia in 1994 as compared to 1993 when the vessel was laid up for 288 days.

     Increases in foreign net voyage revenues were primarily the result of the purchase of two crude oil tankers in December 1993. These vessels were on bareboat charters generating a steady inflow of revenues from the time they were purchased until the charters terminated in July and August 1994 at which time the vessels entered the spot market . Additional increases in net voyage revenues were from three profitable time charters, one of which continued from 1993 at a higher rate in 1994, and the other two were for vessels previously in the spot market.

     The 1994 operating loss also reflects impairment losses of $14,798,000 on a chemical/product carrier and $19,800,000 on the lease obligation of the OMI Hudson.

OTHER INCOME

     During the year ended December 31, 1994, other income increased $740,000 or 16 percent as compared to 1993. The increase in 1994 comprises dividend income received from a five percent owned investment in a company, insurance premiums collected from affiliates and increased fees to manage vessels in the Ready Reserve Fleet.

OTHER OPERATING EXPENSES

     For the year ended December 31, 1994, other operating expenses increased $4,287,000 or seven percent. Depreciation expense increased seven percent due to the shortening of the lives of six domestic vessels and the purchase of four vessels, offset by the sale of three vessels sold in July 1994. General and administrative expenses increased 13 percent primarily due to costs associated with downsizing international operations and severance agreements.

OTHER INCOME (EXPENSE)

     The decrease in net other expense of $435,000 or two percent for the year ended December 31, 1994 over the same period in 1993 is due to the sale of the three domestic vessels in July 1994 for a net gain of $7,178,000 compared with gains from the sales of workboats and marketable securities in 1993. Interest expense increased in 1994 by $7,020,000 due to interest expense relating to the Senior Notes, of which $160,650,000 were outstanding at December 31, 1994. Interest income increased $1,105,000 because of interest earned on invested proceeds of the Senior Notes.

BENEFIT FOR TAXES

     The benefit for income taxes of $22,305,000 for the year ended December 31, 1994 varied from statutory rates primarily because deferred income taxes are not recorded for the equity in operations of joint ventures other than for Amazon and White Sea.

     In 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 (the "Act") which increased OMI's corporate tax rate from 34 percent to 35 percent. A retroactive provision of $3,044,000 for deferred income taxes was made in 1993 to comply with the provisions of the Act.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $32,569,000 increased $772,000 or two percent at December 31, 1995 from the balance of $31,797,000 at December 31, 1994. The Company had negative working capital of $2,654,000 at December 31, 1995, which was a decrease of $25,815,000 or 111 percent from positive working capital of $23,161,000 at December 31, 1994. The primary reason for the decline in working capital is due to the accrual of $22,000,000 in lease termination costs at December 31, 1995.

     During 1995, net cash used by operating activities was $4,817,000 which was a decrease of $6,464,000 as compared to net cash provided by operating activities of $1,647,000 for the year ended 1994 (see discussion on results of operations).

     For the year ended December 31, 1995, sources of liquidity were primarily proceeds of $15,076,000 received from the sale of securities, $8,775,000 from the sale of a vessel, $32,000,000 borrowed under a bank credit agreement, $12,600,000 from issuance of long-term debt on a newly acquired vessel, $5,200,000 received in qualified withdrawals from the Capital Construction fund and $1,275,000 from the issuance of common stock from the exercise of stock options.

     The primary uses of cash, other than for operating activities, during the year ended December 31, 1995 were for payments of $30,543,000 of long-term debt (including $8,318,000 for repurchases of Senior Notes), and capital expenditures for two vessels and improvements on vessels aggregating $38,140,000 .

     During January 1996, OMI repurchased an additional $14,050,000 of the Senior Notes and recognized a net gain of $557,000. OMI paid lease termination costs of $22,000,000 in February 1996 to the lessor of the OMI Hudson and, in addition, paid $9,300,000 cash and assumed approximately $20,000,000 in debt in March 1996 for the purchase of the vessel in anticipation of its future sale to Hvide. The sale is contingent upon Hvide completing an initial public offering of its common stock. OMI expects to receive approximately $23,000,000 cash as part of the purchase price from the pending sale of vessels to Hvide. Also, during February 1996, OMI delivered the OMI Missouri to its new owners and received proceeds of $14,531,000 , $7,500,000 of which was used to repay the outstanding debt obligation on the vessel. The OMI Sacramento was swapped in March 1996 for a vessel to be delivered at a future date. The outstanding mortgage of $7,500,000 was paid in March 1996.

     The Company had three credit agreements with banks aggregating $57,000,000 at December 31, 1995, of which $25,000,000 was unused. During the first quarter of 1996, the remaining lines of credit available were drawn down primarily to pay the accrued lease termination fees on the OMI Hudson lease. OMI is currently considering other debt and equity opportunities including refinancing a portion of its obligations to increase the Company's cash flow and reduce future interest costs. OMI believes it is in the position to meet its current and future obligations. The Company may also increase its liquidity by selling vessels in 1996 that are not in line with the Company's strategy to concentrate in crude tankers and product carriers.

COMMITMENTS

     OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $56,000,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent of the purchase price through a joint venture partner. OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. The portion of debt guaranteed by the partners was approximately $90,079,000 at December 31, 1995, with OMI's share of such guarantees being approximately $44,313,000. OMI also is guarantor for one of its joint venture's revolving line of credit of up to $4,000,000 at December 31, 1995, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by OMI.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At December 31, 1995, no such deficiencies have occurred which have required funding.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current and foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses, and corporate overhead.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           OMI CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                             For the Years Ended December 31,
                                                                          -------------------------------------
                                                                            1995          1994           1993
                                                                          --------      --------        -------
  Revenues:
   Voyage revenues (Note 2) .........................................     $232,589       $261,357      $265,780
   Other income (Note 2) ............................................        7,291          5,439         4,699
                                                                          --------       --------      --------
     Total revenues .................................................      239,880        266,796       270,479
                                                                          --------       --------      --------
  Operating Expenses:
   Vessel and voyage ................................................      208,192        217,140       209,722
   Depreciation and amortization ....................................       34,734         37,770        35,441
   Operating lease ..................................................        4,938          6,400         6,666
   Provision for losses (Note 10):
    Impaired value of vessels .......................................        8,707         14,798
    Lease obligation ................................................        6,687         19,800
   General and administrative .......................................       15,303         18,972        16,748
                                                                          --------       --------      --------
     Total operating expenses .......................................      278,561        314,880       268,577
                                                                          --------       --------      --------
  Operating (loss) income ...........................................      (38,681)       (48,084)        1,902
                                                                          --------       --------      --------
  Other Income (Expense):
   Gain on disposal of assets--net (Note 11) ........................        5,647         10,222         4,401
   Provision for writedown of investments (Notes 1,2) ...............                      (1,250)       (1,625)
   Interest expense .................................................      (26,708)       (28,808)      (21,788)
   Interest income ..................................................        2,076          2,843         1,738
   Minority interest in loss (income) of subsidiary .................          229           (304)         (649)
   Other-net ........................................................        1,040           (191)
                                                                          --------       --------      --------
     Net other expense ..............................................      (17,716)       (17,488)      (17,923)
                                                                          --------       --------      --------
  Loss before income taxes and equity in operations
   of joint ventures ................................................      (56,397)       (65,572)      (16,021)
  Benefit for income taxes (Note 5) .................................       18,973         22,305         1,730
                                                                          --------       --------      --------
  Loss before equity in operations of joint ventures ................      (37,424)       (43,267)      (14,291)
  Equity in operations of joint ventures (Note 2) ...................        5,528          5,402         5,544
                                                                          --------       --------      --------
  Net loss ..........................................................     $(31,896)      $(37,865)    $  (8,747)
                                                                          ========       ========     =========
  Net loss per common share (Note 1) ................................     $  (1.04)      $  (1.24)    $   (0.29)
                                                                          ========       ========     =========
  Weighted average number of shares of common
   stock outstanding ................................................       30,745         30,417        30,590
                                                                          ========       ========     =========



                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                          December 31,
                                                                                    -----------------------
                                                                                      1995           1994
                                                                                    --------       --------
                                     ASSETS

  Current assets:
   Cash, including cash equivalents of: 1995, $26,008; 1994, $19,734
    (Notes 1,4) .................................................................   $ 32,569       $ 31,797
   Marketable securities (Notes 1, 4) ...........................................                    14,415
   Advances to masters ..........................................................      2,033            635

   Receivables:
    Traffic .....................................................................     12,016         16,364
    Other .......................................................................      9,333          9,442
   Income tax refund receivable (Note 5) ........................................      5,651
   Prepaid expenses and other current assets ....................................      5,937          8,726
   Vessel held for sale (Note 11) ...............................................     14,668
                                                                                    --------       --------
     Total current assets .......................................................     82,207         81,379
                                                                                    --------       --------
  Capital Construction and other restricted funds (Notes 1, 3, 4) ...............      9,765         12,961
  Vessels and other property (Note 1):
   Vessels (Notes 3,11) .........................................................    637,741        686,763
   Other property ...............................................................      8,394          8,636
                                                                                    --------       --------
     Total vessels and other property ...........................................    646,135        695,399
   Less accumulated depreciation ................................................    277,694        294,401
                                                                                    --------       --------
   Vessels and other property--net ..............................................    368,441        400,998
                                                                                    --------       --------
  Investments in, and advances to joint ventures (Note 2) .......................     84,915         81,868
  Long-term securities (Notes 1, 4)                                                      591          3,075
  Other assets and deferred charges .............................................     19,567         24,851
                                                                                    --------       --------

  Total .........................................................................   $565,486       $605,132
                                                                                    ========       ========

                 See notes to consolidated financial statements.




                                                                                        December 31,
                                                                                  -----------------------
                                                                                    1995           1994
                                                                                  --------       --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:

   Accounts payable ............................................................  $  5,187       $  6,842
   Accrued liabilities:
    Voyage and vessel ..........................................................    24,548         22,075
    Interest ...................................................................     4,375          4,563
    Lease termination costs (Note 10) ..........................................    22,000
    Other ......................................................................     4,169          5,838
   Current portion of long-term debt (Notes 3, 4) ..............................    24,582         18,900
                                                                                  --------       --------
      Total current liabilities ................................................    84,861         58,218
                                                                                  --------       --------
  Advance time charter revenues and other liabilities (Note 10) ................    10,470         31,509
  Long-term debt (Notes 3, 4) ..................................................   259,284        253,239
  Deferred income taxes (Note 5) ...............................................    63,082         79,448
  Minority interest in subsidiary ..............................................     2,594          3,042

  Commitments and contingencies (Note 13)

    Stockholders' equity:
    Common stock, $0.50 par value, 80,000,000 shares authorized;
     31,041,119 and 30,672,268 shares issued and outstanding,
     1995 and 1994, respectively (Note 8) ......................................    15,521         15,336
    Capital surplus (Note 2) ...................................................   131,622        129,919
    Retained (deficit) earnings (Note 3) .......................................    (5,265)        26,631
    Cumulative translation adjustment (Note 1) .................................     4,912          4,912
    Unearned compensation--employee stock ownership trust (Note 6) .............                     (663)
    Unearned compensation--restricted stock (Note 7) ...........................    (1,404)          (941)
    Unrealized gain on securities, net of deferred income taxes of $16
     in 1995 and $3,060 in 1994 (Notes 1, 4) ...................................        29          5,684
    Treasury stock (Note 2) ....................................................      (220)        (1,202)
                                                                                  --------       --------
       Total stockholders' equity ..............................................   145,195        179,676
                                                                                  --------       --------
       Total ...................................................................  $565,486       $605,132
                                                                                  ========       ========


                           OMI CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               For the Years Ended December 31,
                                                                             ----------------------------------
                                                                               1995         1994         1993
                                                                             --------     --------     --------
  Cash Flows (Used) Provided by Operating Activities:
   Net loss ...............................................................  $(31,896)    $(37,865)    $ (8,747)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
     Decrease in deferred income taxes ....................................   (13,322)     (22,387)      (4,720)
     Depreciation and amortization ........................................    34,734       37,770       35,441
     Amortization of unearned compensation ................................       943        1,630          456
     Gain on disposal of assets--net ......................................    (5,696)     (10,222)      (4,401)
     Provision for losses on vessels/lease ................................    15,394       34,598
     Provision for writedown of investments                                                  1,250        1,625
     Other--net ...........................................................    (1,040)        (554)
     Equity in operations of joint ventures (over) under dividends
      received ............................................................    (4,989)      (4,410)       6,279
  Changes in assets and liabilities:
   Decrease (increase) in receivables and other current assets ............       191       (5,499)       8,302
   (Decrease) increase in accounts payable and accrued liabilities ........      (274)       4,391         (448)
   Advances to (from) joint ventures--net .................................     2,578          196       (6,657)
   Decrease (increase) in other assets and deferred charges ...............     4,055        3,037       (1,700)
   (Decrease) increase in advance time charter revenues and
    other liabilities .....................................................    (6,216)        (981)       5,382
   Other assets and liabilities--net ......................................       721          693          603
                                                                             --------     --------     --------
     Net cash (used) provided by operating activities .....................    (4,817)       1,647       31,415
                                                                             --------     --------     --------
  Cash Flows (Used) Provided by Investing Activities:
   Proceeds from disposition of vessels and other property ................     8,775       23,703       12,178
   Proceeds received from sale of marketable securities ...................    15,076        3,749           12
   Additions to vessels and other property ................................   (38,140)     (15,318)     (36,548)
   Withdrawals from Capital Construction and other restricted funds .......     5,200                       916
   Proceeds and interest received and reinvested in Capital
    Construction and other restricted funds ...............................      (654)      (1,033)        (650)
   Investments in joint ventures ..........................................                 (2,847)      (3,724)
   Return of investment in joint venture ..................................                  1,485
   Proceeds received on note receivable ...................................                                 300
   Proceeds received from sale of investments .............................                               6,915
                                                                             --------     --------     --------
     Net cash (used) provided by investing activities .....................    (9,743)       9,739      (20,601)
                                                                             --------     --------     --------
  Cash Flows Provided (Used) by Financing Activities:
   Payments on notes payable to bank--net .................................                             (13,500)
   Proceeds from issuance of long-term debt ...............................    44,600       12,050      177,000
   Payments for debt issue costs ..........................................                   (776)      (1,292)
   Proceeds from issuance of common stock .................................     1,275          263          217
   Payments on long-term debt .............................................   (30,543)     (36,447)    (142,628)
   Dividends paid                                                                                        (2,140)
                                                                             --------     --------     --------
     Net cash provided (used) by financing activities .....................    15,332      (24,910)      17,657
                                                                             --------     --------     --------
  Net increase (decrease) in cash and cash equivalents ....................       772      (13,524)      28,471
  Cash and cash equivalents at beginning of year ..........................    31,797       45,321       16,850
                                                                             --------     --------     --------
  Cash and cash equivalents at end of year ................................  $ 32,569     $ 31,797     $ 45,321
                                                                             ========     ========     ========


                 See notes to consolidated financialstatements.

                           OMI CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                      (In thousands, except per share data)


                                Common Stock                Retained  Cumulative
                               ---------------     Capital (Deficit)  Translation
                               Shares   Amount     Surplus  Earnings  Adjustment
                               ------  -------    --------  --------  ----------
Balance at January 1, 1993 ... 30,568   $15,284   $128,705  $ 73,243    $4,912
Net loss .....................                                (8,747)
Exercise of stock options ....     47        23        195
Amortization of unearned
 compensation ................
Unrealized gain on securities
Purchase of treasury stock ...
                               ------   -------   --------  --------    ------
Balance at December 31, 1993 . 30,615    15,307    128,900    64,496     4,912
Net loss .....................                               (37,865)
Exercise of stock options ....     52        26        237
Issuance of restricted stock
  awards .....................     15         8         86
Forfeiture of restricted
  stock awards ...............    (10)       (5)       (71)
Amortization of unearned
 compensation ................
Net change in valuation
  account ....................
Purchase of treasury stock ...
Sale of treasury stock .......                         767
                               ------   -------   --------  --------    ------
Balance at December 31, 1994 . 30,672    15,336    129,919    26,631     4,912
Net loss .....................                               (31,896)
Issuance of restricted stock
  awards .....................    110        55        688
Exercise of stock options ....    259       130      1,145
Amortization of unearned
  compensation ...............
Net change in valuation
  account ....................
Sale of securities ...........
Sale of treasury stock .......                        (130)
                               ------   -------   --------  --------    ------
Balance at December 31,
  1995 ....................... 31,041   $15,521   $131,622  $ (5,265)   $4,912
                               ======   =======   ========  ========    ======
                               Unearned  Unearned
                               Compensa- Compensa-  Unrealized             Total
                                 tion      tion       Gain on              Stock-
                                 From    Restricted  Securities Treasury  holders'
                                 ESOP      Stock      --Net      Stock    Equity
                                ------    -------     ------    -------  --------
Balance at January 1, 1993 ... $(2,520)   $(1,152)              $   (81)  $218,391
Net loss .....................                                              (8,747)
Exercise of stock options ....                                                 218
Amortization of unearned
 compensation ................     361         95                              456
Unrealized gain on securities                         $ 9,709                9,709
Purchase of treasury stock ...                                       (1)        (1)
                                ------    -------      ------   -------   --------
Balance at December 31, 1993 .  (2,159)    (1,057)      9,709       (82)   220,026
Net loss .....................                                             (37,865)
Exercise of stock options ....                                                 263
Issuance of restricted stock
  awards .....................                (94)
Forfeiture of restricted
  stock awards ...............                 76
Amortization of unearned
 compensation ................   1,496        134                            1,630
Net change in valuation
  account ....................                         (4,025)              (4,025)
Purchase of treasury stock ...                                   (2,431)    (2,431)
Sale of treasury stock .......                                    1,311      2,078
                                ------    -------      ------   -------   --------
Balance at December 31, 1994 .    (663)      (941)      5,684    (1,202)   179,676
Net loss .....................                                             (31,896)
Issuance of restricted stock
  awards .....................               (743)
Exercise of stock options ....                                               1,275
Amortization of unearned
  compensation ...............     663        280                              943
Net change in valuation
  account ....................                          1,139                1,139
Sale of securities ...........                         (6,794)              (6,794)
Sale of treasury stock .......                                      982        852
                                ------    -------      ------   -------   --------
Balance at December 31,
  1995 .......................            $(1,404)     $   29   $  (220)  $145,195
                                ======    =======      ======   =======   ========

               See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)


NOTE 1--NATURE OF BUSINESS/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business--OMI Corp. ("OMI" or the "Company") is a bulk shipping company which operates in both international and domestic shipping markets. Its operating fleet, at December 31, 1995, consists of 40 vessels including ten joint venture vessels and four chartered-in tankers, aggregating approximately
3.4 million deadweight tons.

     Principles of Consolidation--The consolidated financial statements include all domestic and foreign subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence over operating and financial policies, are accounted for by the equity method.

     Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date as compared to estimated total voyage costs. Estimated losses on voyages are provided for in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period. The accruals of such expenses are based on management's best estimates of future cost and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

     Investments in Securities--Investments in marketable securities have been classified by management as available-for-sale and are carried at fair value. Net unrealized gains or losses are reported as a separate component of stockholders' equity. Adjustments are made to net income for any impairment in value that is deemed to be other than temporary. Realized gains and losses on the sales of securities are recognized in net income on the specific identification basis.

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

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

     Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate.

     In the event that facts and circumstances indicate that the carrying amount of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required (see Note 10).

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)


     Goodwill--Goodwill, recognized in business combinations accounted for as purchases, of $17,868,000 before accumulated amortization of $3,961,000 and $3,260,000 at December 31, 1995 and 1994, respectively, is being amortized over 25 years. The carrying value of goodwill is reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period.

     Net Income (Loss) per Common Share--Net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options (see Note 7) have not been included in the computation where their effect would be anti-dilutive.

     Income Taxes--OMI files a consolidated Federal income tax return which includes all its domestic subsidiary companies. Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note
5).

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1995, 1994 and 1993, interest paid totaled approximately $24,688,000, $29,447,000 and $20,647,000, respectively.
For the year ended December 31, 1993, income taxes paid were approximately $6,413,000. There were no income taxes paid during 1995 and 1994.

     Reclassifications--Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

     Newly Issued Accounting Standards--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill and assets to be disposed of. The adoption of this Statement did not have a significant effect on the Company's consolidated financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" was issued. SFAS 123, which the Company is required to adopt during fiscal 1996, provides guidance relating to the recognition, measurement and disclosure of stock-based compensation. This statement allows for, and the Company intends to retain, the current method of accounting for employee stock-based compensation arrangements with certain additional disclosures. The new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

NOTE 2--INVESTMENTS IN JOINT VENTURES

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                                   Percent of
                                                                    Ownership
                                                                   ----------
  Amazon Transport, Inc. ("Amazon") .............................     49.0
  Aurora Management Ltd. ("Aurora") .............................     49.9 (1)
  Aurora Tankers Ltd. ...........................................     49.9 (2)
  Aurora Tankers Pte. Ltd. ......................................     49.9 (2)
  Aurora Tankers (UK) Ltd. ......................................     49.9 (2)
  Ecomarine USA .................................................     49.0
  Gainwell Investments Ltd. .....................................     25.0
  Geraldton Navigation Company Inc. .............................     49.9
  Grandteam Ship Management Ltd. ................................     50.0
  Greeley Management Ltd. ("Greeley") ...........................     49.9 (1)
  K/S Palawan Princess ..........................................     25.0 (3)
  Mosaic Alliance Corporation ("Mosaic") ........................     49.9
  Mundogas Orinoco Ltd. .........................................     50.0 (4)
  Ocean Specialty Tankers Corp. ("OSTC") ........................     50.0
  Vanomi Management, Inc. .......................................     50.0
  White Sea Holdings Ltd. ("White Sea") .........................     49.0
  Wilomi, Inc. ("Wilomi") .......................................     49.0
-----------
(1) Joint ventures terminated July 1, 1993.
(2) Joint ventures terminated December 31, 1994.
(3) The joint venture sold its primary asset in January 1994.
(4) OMI sold its investment in Mundogas Orinoco Ltd. in 1993.

     OMI has entered into management service agreements with certain of its joint ventures, wherein the Company acts as technical and/or commercial manager for certain of the ventures' vessels. Management fees relating to services rendered to joint ventures aggregated $759,000, $820,000 and $699,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     In 1995, Mosaic purchased $2,000,000 of OMI's 10.25 percent Senior Notes ("Notes") at a cost of $1,736,000. The Company's portion of such Notes is considered a retirement of debt.

     In 1994, Mosaic owned 893,800 shares of OMI common stock acquired on the open market at an aggregate cost of $4,595,000 and also sold 600,000 of these shares in 1994. The remaining 293,800 shares were sold in 1995. OMI's equity in these shares was accounted for as treasury stock. OMI's share of the (losses) gains on the sale of the stock of ($130,000) in 1995 and $767,000 in 1994 was recorded in capital surplus.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)



     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:



                                                                                  December 31,
                                                                      --------------------------------------
                                                                        1995          1994           1993
                                                                      --------      ---------       --------

  Results of operations:
   Revenues ...................................................       $123,256       $120,707       $118,769
   Operating income ...........................................         23,487         18,661         17,410
   Gain on disposal of assets, net ............................          1,791          2,976
   Net income .................................................         15,587         11,741         10,869

  Net Assets:
   Current assets .............................................       $ 54,958       $ 64,236       $ 44,445
   Vessels and other property, net ............................        286,250        303,876        283,792
   Other assets ...............................................          7,710          9,605         22,880
                                                                      --------       --------       --------
  Total assets ................................................        348,918        377,717        351,117
                                                                      --------       --------       --------
  Less:
   Current liabilities ........................................         34,594         39,414         30,956
   Long-term debt .............................................        142,380        171,045        156,839
   Other liabilities ..........................................          1,418          2,833          2,023
                                                                      --------       --------       --------
  Total liabilities ...........................................        178,392        213,292        189,818
                                                                      --------       --------       --------
  Shareholders' and partners' equity ..........................       $170,526       $164,425       $161,299
                                                                      ========       ========       ========


     During 1995, 1994 and 1993, OMI chartered three vessels to OSTC for $26,099,000, $26,564,000, and $24,434,000, respectively. These amounts are included in revenues of OMI as the operations of OSTC are not consolidated.

     During 1994, OMI wrote down its investment in Aurora Tankers Ltd. by $1,250,000 to recognize the estimated loss on exiting the joint venture. The Company also wrote off its investment in Ecomarine USA of $1,625,000 in 1993.

     In 1995, OMI received dividends of $539,000 from White Sea and, in 1994, received distributions from Amazon of $2,450,000 and from Greeley of $27,000. In 1993, dividends of $4,410,000 and $258,000 were received from Amazon and Aurora, respectively.

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

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

NOTE 3--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

   Long-term debt consists of the following:

                                                                                 December 31,
                                                                            ------------------------
                                                                              1995            1994
                                                                            --------        --------
  10.25% unsecured Senior Notes due 11/01/03 ..........................     $150,002        $160,650
  Bonds, mortgage notes and loans under bank credit agreements secured by vessels:

   Bonds payable at 5.35% to 10.1% in varying installments
    to 2006 ............................................................      17,488          20,013
   Mortgage notes at variable rates above the London  Interbank
    Offering Rate ("LIBOR") in varying installments to 2006(1) .........      81,780          83,852
   Loans under bank credit agreements at variable rates
    above LIBOR(1) .....................................................      32,000
  Unsecured notes payable to an affiliate at 5.0% due 1996 ..............      2,596           7,624
                                                                            --------        --------
  Total .................................................................    283,866         272,139
  Less current portion of long-term debt ................................     24,582          18,900
                                                                            --------        --------
  Long-term debt ........................................................   $259,284        $253,239
                                                                            ========        ========

(1) Rates at December 31, 1995 ranged from 6.5625 percent to 7.375 percent.

     Aggregate maturities during the next five years are $24,582,000, $15,965,000, $18,083,000, $12,942,000 and $8,004,000.

     In November 1993, the Company issued $170,000,000 in unsecured Senior Notes due November 1, 2003. The Notes are not redeemable prior to November 1, 1998; thereafter, the Notes are redeemable at the option of the Company at a premium until November 1, 2000 when the Notes will be redeemable at face value, plus accrued interest. OMI repurchased $9,650,000 and $9,350,000 of the Notes for net gains of $1,040,000 and $753,000, in 1995 and 1994 respectively, which are included in Other-net in the accompanying consolidated statements of operations. In January 1996, OMI repurchased $14,050,000 of the Notes for a net gain of $557,000.

     Bonds of a domestic subsidiary of OMI in the amount of $17,488,000 at December 31, 1995 are collateralized by a mortgage on a vessel. Such bonds are guaranteed as to the principal and interest by the U.S. Government under the Title XI program. This security arrangement restricts the subsidiary from, among other things, the withdrawal of capital, the payment of common stock dividends and the extending of loans to affiliated parties.

     At December 31, 1995, vessels with a net book value of $253,071,000, investments of $9,765,000 (included in Capital Construction and other restricted funds in the accompanying consolidated balance sheet) and shares of a subsidiary and a joint venture with an aggregate carrying value of $19,700,000 have been pledged as collateral on loans under bank credit agreements and on long-term debt issues.

     Certain of the loan agreements of the Company's subsidiaries contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. As dividend payments are limited by the terms of the Senior Note Indenture to 50 percent of net income earned subsequent to issuance of the Notes, the Company was unable to pay cash dividends at December 31, 1995.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)



     At December 31, 1995, OMI has a revolving credit/term loan agreement providing for a credit facility of up to $37,000,000 through May 1999, at which time the then outstanding balance converts to a three year amortizing term loan. The commitment fee is 3/4 percent per year on the average undrawn balance of the credit facility through the conversion date. Interest on the credit facility is at LIBOR plus 1 1/2 percent, which increases by 1/8 percent under the term loan. The Company also has two $10,000,000 line of credit facilities at variable rates above LIBOR, which expire in February 1997 and December 1997, respectively. Commitment fees are one percent and 3/4 percent per year, based on the unused portion of the respective lines of credit. At December 31, 1995, $25,000,000 was available under these commercial bank facilities.

     OMI has entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1995 and 1994, the Company had outstanding three interest rate swap agreements with commercial banks. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 6.98 percent to
8.475 percent. The differential to be paid or received on these agreements is recognized as an adjustment to interest expense over the lives of the agreements. The agreements have various maturity dates from February 1999 to June 1999. The changes in the notional principal amounts are as follows:

                                                      1995           1994
                                                   ---------       ---------
 Notional principal amount, beginning of year .... $ 38,350        $ 69,650
 Reductions of notional amounts ..................   (3,150)         (6,300)
 Maturity/termination of swaps ...................  (35,200)        (25,000)
 New swap agreements .............................   32,700
                                                   --------        --------
 Notional principal amount, end of year .......... $ 32,700        $ 38,350
                                                   ========        ========

     Interest expense pertaining to interest rate swaps for the three years ended December 31, 1995, 1994 and 1993 was $786,000, $2,100,000 and $2,914,000,
respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. However, OMI does not anticipate non-performance by the counter-parties. The Company has granted the counter-party to two agreements a second priority mortgage on one of its vessels to secure its obligation under these agreements.

NOTE 4--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                                        1995                         1994
                                                                ----------------------     -----------------------
                                                                Carrying       Fair        Carrying        Fair
                                                                  Value        Value         Value         Value
                                                                --------     ---------     ----------    ----------

  Cash and cash equivalents ................................    $ 32,569     $ 32,569       $ 31,797     $ 31,797
  Marketable securities ....................................                                  14,415       14,415
  CCF ......................................................       9,765        9,765         12,961       12,961
  Long-term securities .....................................         591          591          3,075        3,075
  Total debt ...............................................     283,866      281,866        272,139      255,547
  Unrecognized financial instruments:
   Interest rate swaps in a net payable position ...........                    2,686                         631


     The fair value of the Company's Senior Notes, included in long-term debt, is determined by using the quoted market price at the end of the reporting period. The fair value of other long-term debt is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

     Securities available-for-sale included in Marketable securities, Capital Construction and other restricted funds, and Long-term securities consist of the following components at December 31:



                                                                          1995                       1994
                                                                  ---------------------      ---------------------
                                                                   Fair       Unrealized       Fair      Unrealized
                                                                   Value        Gain          Value     Gain (Loss)
                                                                  ------     ----------      -------   -----------
  Current:
   2,503,389 common shares of Noble Drilling
    Corporation ...............................................                            $14,394      $ 9,840
   Miscellaneous securities ...................................                                 21
  Long-term:
   125,000 common shares of SEACOR Holdings, Inc.                                            2,484          609
   12,500 B Capital shares of Sundal Collier & Co. a.s. .......   $  591                       591
  CCF:
   Cash equivalents ...........................................      135                       933
   U.S. Treasury Notes ........................................                              4,128         (468)
   Preferred stocks ...........................................    3,150        $   45       7,000       (1,237)
   Time deposit ...............................................    6,480                       900
                                                                                ------                  -------
  Total .......................................................                     45                    8,744
  Deferred income taxes .......................................                    (16)                  (3,060)
                                                                                ------                  -------
  Unrealized gain on securities--net ..........................                 $   29                  $ 5,684
                                                                                ======                  =======



NOTE 5--INCOME TAXES

     A summary of the components of the benefit for income taxes is as follows:
                                               For the Years Ended December 31,
                                               --------------------------------
                                                  1995       1994        1993
                                                -------    --------    --------
Current (benefit) provision .................  $ (5,651)   $     82    $ 2,990
Deferred tax benefit ........................   (13,322)    (22,387)    (4,720)
                                               --------    --------    -------
Benefit for income taxes ....................  $(18,973)   $(22,305)   $(1,730)
                                               ========    ========    =======

     The 1995 current federal tax benefit includes estimated income taxes recoverable due to the carryback of the 1995 current taxable loss.

     The benefit for income taxes varies from the statutory rates due to the following:



                                                                   For the Years Ended December 31,
                                                                  ---------------------------------
                                                                      1995       1994        1993
                                                                  ----------  ---------   ----------

Tax benefit at statutory rate .................................   $(17,884)   $(20,953)   $(3,341)
Equity in earnings of joint ventures (other than
 Amazon/White Sea) net of dividends declared ..................     (1,876)     (1,866)    (1,314)
Effect of change in Federal tax rate ..........................                             3,044
Increase in valuation allowance ...............................        525
Other .........................................................        262         514       (119)
                                                                  --------    --------    -------
Benefit for income taxes ......................................   $(18,973)   $(22,305)   $(1,730)
                                                                  ========    ========    =======

     On August 2, 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993, (the "Act"). The major component of the Act affecting OMI was the retroactive increase in the marginal corporate tax rate from 34 percent to 35 percent, increasing 1993 deferred income taxes by $3,044,000 to comply with the provisions of the Act.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

     The components of deferred income taxes relate to the tax effects of temporary differences as follows:

                                                               December 31,
                                                            --------------------
                                                             1995         1994
                                                            -------     --------
Deferred tax liabilities:
 Difference between book and tax basis in assets .........  $68,838     $78,848
 Unrealized gain on investments ..........................       16       3,060
 Capital Construction fund ...............................    3,402       5,134
 Previously excluded foreign income ......................    8,070      10,285
 ESOP                                                                       552
 Other                                                                      115
                                                            -------     -------
 Total deferred tax liabilities ..........................   80,326      97,994
                                                            -------     -------
Deferred tax assets:
 Unrealized losses on investments ........................   (1,673)     (3,249)
 Reserve for drydocking ..................................   (4,907)     (5,541)
 Deferred foreign deficits ...............................     (839)       (993)
 Difference between book and tax basis of investments in
  Amazon/White Sea .......................................     (313)       (324)
 Accrued lease termination costs .........................   (8,750)     (6,930)
 Other ...................................................   (1,287)     (1,509)
                                                            -------     -------
 Total deferred tax assets ...............................  (17,769)    (18,546)
                                                            -------     -------
 Subtotal ................................................   62,557      79,448
Valuation allowance ......................................      525
                                                            -------     -------
Deferred income taxes ....................................  $63,082     $79,448
                                                            =======     =======


     The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than those of Amazon and White Sea because these earnings are considered by management to be invested in the business for an indefinite period. If the earnings were not considered indefinitely invested, approximately $13,982,000 of additional deferred tax liabilities would have been required at December 31, 1995.

NOTE 6--EMPLOYEE STOCK OWNERSHIP PLAN

     Under the Employee Stock Ownership Plan ("ESOP"), shares were allocated annually to eligible participants based on a percentage of their annual salaries up to the extent allowable by the Internal Revenue Code. Unearned compensation-employee stock ownership trust in the accompanying consolidated statements of changes in stockholders' equity represents the cost of unallocated shares held by the ESOP trust. At December 31, 1995, all shares have been allocated by the trust. In 1996, the Company intends to merge the ESOP and the existing 401(k) Plan (see Note 8).

NOTE 7--STOCK OPTION AND RESTRICTED STOCK PLANS

     On May 23, 1995, the shareholders approved the OMI Corp. 1995 Incentive Equity Plan ("1995 Plan") to replace the 1990 Equity Incentive Plan ("1990 Plan"). The total number of shares that may be optioned or awarded under the 1995 Plan is 1,000,000 shares of OMI common stock. No further options may be granted under the 1990 Plan; 432,000 shares are reserved with respect to options granted under this plan. The Company also has a 1986 Non-Qualified Stock Option Plan which provided for the granting of up to 500,000 shares. No options may be granted under this plan after April 3, 1996.

     Under the 1995 Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights ("SARs") and restricted shares. SARs entitle a recipient the alternative of electing to cancel the related stock

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)


option, and to receive instead an amount in cash, stock or a combination of cash and stock equal to the difference between the option price and the market price of the Company's stock on the date on which the SAR is exercised. Under all plans, the option price per share may not be less than the fair market value of a share at the date of grant.

     During 1995, the Company awarded options to acquire an aggregate of 591,000 shares and 110,000 restricted shares all under the 1995 Plan. The options granted are non-qualified stock options and vest equally over a three year period from the date of grant. The restrictions on the restricted shares awarded lapse equally over a five year period. No SARs were issued in 1995.

     The 1995 Stock Option Plan for Non-Employee Directors ("Directors' Plan") also was approved by the shareholders of the Company on May 23, 1995. The total number of shares of OMI common stock allocated to the Directors' Plan is 300,000 shares. During 1995, the Company awarded options to acquire an aggregate of 150,000 shares under this Plan. Each option will permit the non-employee director, for a period of up to ten years from the date of grant to purchase from the Company 30,000 shares. Options become exercisable equally over a three year period and have a term of ten years. The initial option exercise price is not less than the fair market value at the date of grant. The option exercise price with respect to the shares which become exercisable on the second and third anniversary of the date of grant will increase by 15 percent over the option exercise price applicable to shares which first became exercisable in the year immediately preceding each such anniversary date.

     Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Charges (benefits) to net income relating to SARs and/or options in 1995, 1994 and 1993 were ($17,000), ($36,000) and $96,000, respectively.

     A summary of the changes in shares under option for all plans is as follows:

                                                Number of
                                                 Options          Option Price
                                                ---------       ----------------
Outstanding at January 1, 1993 .............     907,412        $2.8125 to 9.875
 Granted ...................................     131,000         4.50
 Exercised .................................     (47,623)        2.8125 to 5.125
 Forfeited .................................     (14,300)        5.125 to 9.875
                                                --------
Outstanding at December 31, 1993 ...........     976,489         4.25 to 9.875
 Granted ...................................      40,000         6.25
 Exercised .................................     (66,834)        4.6875 to 5.125
 Forfeited .................................     (34,400)        4.50 to 9.875
                                                --------
Outstanding at December 31, 1994 ...........     915,255         4.25 to 9.875
 Granted ...................................     741,000         5.38 to 6.690
 Exercised .................................    (258,851)        4.25 to 5.125
 Forfeited .................................     (35,466)        4.50 to 9.875
                                                --------
Outstanding at December 31, 1995 ...........   1,361,938        $4.25 to 9.875
                                               =========


NOTE 8--RETIREMENT BENEFITS

     In June 1993, the Company terminated its non-contributory defined benefit Pension Plan (the "Pension Plan"), which resulted in a loss of $1,017,000, which was recognized in 1993. All participants of the Pension Plan were fully vested as of the termination date. In April 1994, OMI settled the accumulated benefit obligation through lump-sum payments of $2,950,000 to participants. The net periodic pension cost in 1993 was $158,000.

     The terminated Pension Plan was replaced in 1994 by a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permitted

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

employees to make contributions up to two percent of their annual salaries in 1994 and 1995, with the Company matching 100 percent of the employee's contribution. Company contributions were $171,000 and $160,000 in 1995 and 1994, respectively. Effective January 1, 1996, employees are permitted to defer up to 10 percent of their annual salaries, with the Company then matching up to the first three percent of the employee's deferral. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors.

     In addition, certain domestic subsidiaries make contributions to union sponsored multi-employer pension plans covering seagoing personnel. Contributions to these plans amounted to approximately $751,000, $1,020,000 and $961,000 for 1995, 1994 and 1993, respectively. If these subsidiaries were to withdraw from the plans or the plans were to terminate, the subsidiaries would be liable for a portion of any unfunded plan benefits that might exist. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1995.

NOTE 9--OPERATING LEASES

     Total rental expense, including contingent rentals, amounted to $47,840,000, $49,247,000 and $40,350,000 for the years ended December 31, 1995,
1994 and 1993, respectively. Leases are primarily for vessels and office space.

     The future minimum rental payments required, by year, under operating leases subsequent to December 31, 1995, are as follows:

         1996 .......................................    $21,606
         1997 .......................................     17,346
         1998 .......................................      6,912
         1999 .......................................        657
                                                         -------
            Total ...................................    $46,521
                                                         =======

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues, by year, to be received subsequent to December 31, 1995 on these time charters are as follows:

         1996 .......................................    $59,658
         1997 .......................................     28,706
         1998 .......................................      3,380
                                                         -------
            Total ...................................    $91,744(1)
                                                         =======
----------

(1) Minimum future revenues for later years are not included above due to the charterers' options to continue the leases at such dates.

NOTE 10--IMPAIRMENT AND PROVISION FOR LOSS ON LEASE OBLIGATION

     As part of OMI's periodic review in 1995 of the recoverability of its investment in its vessels the Company determined that the carrying value of two of its U.S. flag product carriers operating in foreign markets exceeded their undiscounted forecasted future net cash flows from operations. Similarly, in 1994 the Company determined that the carrying value of one of its chemical/product carriers engaged in U.S. domestic shipping operations exceeded the undiscounted forecasted future net cash flows from its operations. These losses were measured by the excess of the carrying value of the vessels over their estimated fair values which were based on values provided by ship brokers. It was determined in both years that impairment losses for these vessels should be recognized. The carrying values of the vessels were reduced by $8,707,000 in 1995 and $14,798,000 in 1994, and the reductions are reported as separate items in the accompanying Consolidated Statements of Operations.

     Also in 1994, the Company determined that a similar loss should be recognized for the forecasted loss from operations of the OMI Hudson, a chemical/product carrier engaged in U.S. domestic shipping operations which was chartered-in on an operating lease through 2006. The amount of the loss was estimated based on forecasted undis-

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)


counted cash flows, excluding from rent expense an amount representative of the interest component of the lease agreement, through the lease expiration date. This loss, estimated as $19,800,000, was also reported as a separate item in the 1994 Consolidated Statements of Operations.

     In October 1995, the Company entered into an agreement with the owner/lessor of the OMI Hudson to terminate the operating lease and to purchase, or to cause the sale of the vessel to a designated purchaser, for approximately $30,000,000. The termination of the lease was completed on February 29, 1996 at which time the Company paid the lessor a $25,000,000 cancellation fee consisting of $22,000,000 cash and a convertible note of $3,000,000. The loss on the termination of the lease, in the amount of $6,687,000, was charged to earnings in 1995. On March 20, 1996, the Company purchased the vessel for $9,300,000 in cash and the assumption of approximately $20,000,000 of indebtedness secured by the vessel.

     The Company has contracted to sell the OMI Hudson along with two other vessels and its interest in OSTC to Hvide Marine, Inc. ( "Hvide ") for $67,350,000. The sale is contingent upon Hvide successfully completing an initial public offering of its common stock.

NOTE 11--DISPOSAL OF ASSETS

     The Gain on disposal of assets-net for the years ended December 31 consists of the following:



                                                                      1995      1994         1993
                                                                    -------    -------      -------
Amortization of gain on sale/leaseback ..........................   $   167    $   334      $  334
(Loss) gain on sale of vessels ..................................    (3,288)     7,178       1,802
Net loss on disposal of other assets ............................                  (26)       (318)
Net (loss) gain on sale of CCF investments ......................      (467)       (78)         77
Disposal of joint venture interests .............................       649                 (1,554)
Gain on sale of marketable securities ...........................     8,586      2,814       4,060
                                                                    -------    -------      ------
   Total ........................................................   $ 5,647    $10,222      $4,401
                                                                    =======    =======      ======

     Loss on sale of vessels in 1995 includes $1,862,000 recorded on a vessel held for sale which was delivered to the buyer in February 1996.

     In September 1995, two vessels with an aggregate book value of $40,781,000 and cash of $1,238,000 were swapped for two product carriers in a like-kind exchange.

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

NOTE 12--FINANCIAL INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS

     The Company operates U.S. flag and foreign flag vessels. Income from operations is the excess of operating revenues over operating expenses including corporate expenses which are allocated to operations of the vessels.

                                                Years Ended December 31,
                                            ---------------------------------
                                              1995        1994         1993
                                            --------    --------     --------
Revenues:
 Domestic ..............................    $148,164    $173,378     $199,118
 Foreign ...............................      91,716      93,418       71,361
                                            --------    --------     --------
    Total ..............................    $239,880    $266,796     $270,479
                                            ========    ========     ========
Operating (loss) income:
 Domestic ..............................    $(49,113)   $(63,093)    $(12,276)
 Foreign ...............................      10,432      15,009       14,178
                                            --------    --------     --------
    Total ..............................    $(38,681)   $(48,084)    $  1,902
                                            ========    ========     ========
Identifiable assets:
 Domestic ..............................    $187,663    $228,162     $299,860
 Foreign ...............................     377,823     376,970      371,656
                                            --------    --------     --------
    Total ..............................    $565,486    $605,132     $671,516
                                            ========    ========     ========
Capital expenditures:
 Domestic ..............................    $ 18,493    $  2,589     $ 15,199
 Foreign ...............................      19,647      12,729       21,349
                                            --------    --------     --------
    Total ..............................    $ 38,140    $ 15,318     $ 36,548
                                            ========    ========     ========
Depreciation and amortization:
 Domestic ..............................    $ 17,112    $ 19,953     $ 20,258
 Foreign ...............................      17,622      17,817       15,183
                                            --------    --------     --------
    Total ..............................    $ 34,734    $ 37,770     $ 35,441
                                            ========    ========     ========

     The operating losses pertaining to domestic operations for the years ended December 31, 1995 and 1994 include the provisions for impairment of vessels and losses on lease obligation (see Note 10). Domestic revenues in 1995 include Operating-Differential Subsidies of approximately $9,222,000.

     Investments in and net receivables from foreign subsidiaries amounting to $279,446,000, $292,286,000 and $395,988,000 at December 31, 1995, 1994 and 1993,
respectively, have been excluded from domestic assets as they have been eliminated in consolidation.

     Voyage revenues include revenue from major customers of $40,573,000 in 1994 and $75,017,000 in 1993 received by domestic operations under a Federal Government Program, PL480. There were no charterers that were considered to be major customers in 1995.

NOTE 13--COMMITMENTS AND CONTINGENCIES

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, after review with counsel, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company's Separation Allowance Program provides for severance benefits to all non-union employees other than non-resident aliens, leased employees, directors who are not employees of the Company or employees with

                           OMI CORP. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

                (All tabular amounts are in thousands of dollars)

individual severance plans in the event there is a change of control in OMI and such employees are thereafter terminated without cause or transferred or their position is significantly changed. Severance benefits include a lump-sum payment equal to the employee's average monthly wages immediately prior to the date of termination times the lesser of 24 or one for each year of full-time employment by the Company (but not less than six).

     The Company has employment agreements with all executive officers. Each of the employment agreements provide that if the employee is terminated without cause or voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, such employee will continue to receive base salary and other benefits until December 31, 1997 or twelve months from the date of termination, whichever is later. In addition, if any such employee is terminated without cause (other than for reasons of disability) within two years of a Change of Control (as defined in the Company's Separation Allowance Program), the Company will pay such employee an amount equal to three times the sum of his then current base salary and the incentive bonus to which the employee is entitled. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $4,600,000 at December 31, 1995. The maximum contingent liability for salary in the event of a change in control is approximately $6,900,000 at December 31, 1995.

     OMI and a joint venture partner have contracted to construct a vessel which is being built in the Peoples Republic of China for a cost of approximately $56,000,000. The vessel is scheduled to be delivered in 1996.

     OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of three of its joint venture partners. Such debt was approximately $90,079,000 at December 31, 1995 with OMI's share of such guarantees being approximately $44,313,000. OMI also is a guarantor for one of its joint venture's revolving line of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1995, no such deficiencies have been funded.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corp.:

     We have audited the accompanying consolidated balance sheets of OMI Corp. and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York

February 28, 1996
(March 20, 1996 as to Note 10)

ITEM 8. SUPPLEMENTARY DATA

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                            1995 Quarter Ended                              1994 Quarter Ended
                                 -----------------------------------------      ------------------------------------------
                                 March 31   June 30   Sept. 30    Dec. 31       March 31    June 30    Sept. 30    Dec. 31
                                 -------    -------    -------    --------      --------    -------    --------   --------
Revenues .....................   $56,990    $62,163    $61,131    $ 59,596       $66,688    $67,193    $64,635    $ 68,280
                                 -------    -------    -------    --------      --------    -------    -------    --------
Operating (loss) income ......    (6,882)    (3,867)    (3,750)    (24,182)(2)     1,628     (3,430)    (3,082)    (43,200)(2)
                                 -------    -------    -------    --------      --------    -------    -------    --------
Net (loss) ...................   $(1,126)   $(5,296)   $(4,902)   $(20,571)      $(1,763)   $(5,375)   $  (498)   $(30,229)
                                 =======    =======    =======    ========       =======    =======    =======    ========
Net loss per common share
 share(1) ....................   $ (0.04)   $ (0.17)   $ (0.16)   $  (0.66)(2)   $ (0.06)   $ (0.18)   $ (0.02)   $  (0.99)(2)
                                 =======    =======    =======    ========       =======    =======    =======    ========
Weighted average number of
 shares of common stock
 outstanding .................    30,488     30,533     30,927      31,003        30,658     30,682     30,406      30,532
                                 =======    =======    =======    ========       =======    =======    =======    ========

------------


(1)  Earnings per share are based on stand-alone quarters.

(2) Includes provision for losses due to the impaired value of vessels of $8,707,000 and lease obligation of $6,687,000 in 1995 and losses due to impaired value of a vessel of $14,798,000 and lease obligation of $19,800,000 in 1994.


                                                                                                       SCHEDULE I

                                                      OMI CORP.

                        CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT) EARNINGS

                                                    (In thousands)


                                                                             For the Years Ended December 31,
                                                                            ----------------------------------
                                                                               1995        1994        1993
                                                                            --------     --------     --------
Revenues:
  Voyage revenues .....................................................     $  4,316     $ 10,001     $ 10,462
  Other income ........................................................        5,734        5,695        5,425
                                                                            --------     --------     --------
    Total revenues ....................................................       10,050       15,696       15,887
                                                                            --------     --------     --------
Operating Expenses:
  Vessel and voyage ...................................................       11,353       13,348       14,275
  Depreciation and amortization .......................................        1,713        1,552        1,706
  General and administrative ..........................................       13,355       16,106       13,731
                                                                            --------     --------     --------
    Total operating expenses ..........................................       26,421       31,006       29,712
                                                                            --------     --------     --------
Operating loss ........................................................      (16,371)     (15,310)     (13,825)
                                                                            --------     --------     --------
Other Income (Expense):
  Gain (loss) on disposal of assets--net ..............................          871            3         (411)
  Interest expense ....................................................      (18,098)     (19,231)      (5,149)
  Interest income .....................................................          994          731          392
  Minority interest in loss (income) of subsidiary ....................          229         (304)        (649)
  Other--net ..........................................................        1,040          753
                                                                            --------     --------     --------
    Net other expense .................................................      (14,964)     (18,048)      (5,817)
                                                                            --------     --------     --------
Loss before income taxes and equity in operations of subsidiaries .....      (31,335)     (33,358)     (19,642)
Benefit for income taxes ..............................................       18,973       22,305        1,730
                                                                            --------     --------     --------
Loss before equity in operations of subsidiaries ......................      (12,362)     (11,053)     (17,912)
Equity in operations of subsidiaries ..................................      (19,534)     (26,812)       9,165
                                                                            --------     --------     --------
Net loss ..............................................................      (31,896)     (37,865)      (8,747)
Retained earnings, beginning of year ..................................       26,631       64,496       73,243
                                                                            --------     --------     --------
Retained (deficit) earnings, end of year ..............................     $ (5,265)    $ 26,631     $ 64,496
                                                                            ========     ========     ========



                                 See notes to condensed financial statements.


                                                                                          SCHEDULE I

                                                 OMI CORP.

                                         CONDENSED BALANCE SHEETS

                                              (In thousands)

                                                                                   December 31,
                                                                              ----------------------
                                                                                1995         1994
                                                                              --------      --------
                                   ASSETS

Current assets:
  Cash and cash equivalents (Note 2) ....................................     $  1,118      $ 10,789
  Marketable securities .................................................                         21
  Prepaid expenses and other current assets .............................        7,201         3,415
                                                                              --------      --------
      Total current assets ..............................................        8,319        14,225
                                                                              --------      --------
Capital Construction and other restricted funds .........................        4,777         3,498
Investment in (at equity) and net advances to
  subsidiaries ..........................................................      353,276       407,139
Vessel and other property:
  Vessel ................................................................        8,648         8,643
  Other property ........................................................        6,959         6,925
                                                                              --------      --------
     Total vessel and other property ....................................       15,607        15,568
 Less accumulated depreciation ..........................................        6,344         4,964
                                                                              --------      --------
 Vessel and other property--net .........................................        9,263        10,604
                                                                              --------      --------
 Other assets and deferred charges ......................................        4,375         8,846
                                                                              --------      --------
     Total ..............................................................     $380,010      $444,312
                                                                              ========      ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................     $    458      $    770
  Accrued liabilities:
    Vessel and voyage ...................................................          465         1,065
    Interest ............................................................        2,531         2,695
    Other ...............................................................        3,514         3,040
  Current portion of long-term debt (Note 3) ............................        3,596         6,027
                                                                              --------      --------
     Total current liabilities ..........................................       10,564        13,597
                                                                              --------      --------
Advance time charter revenues and other liabilities .....................        4,573           302
Long-term debt (Note 3) .................................................      154,002       168,247
Deferred income taxes ...................................................       63,082        79,448
Minority interest in subsidiary .........................................        2,594         3,042
Stockholders' equity:
  Common stock ..........................................................       15,521        15,336
  Capital surplus .......................................................      131,622       129,919
  Retained (deficit) earnings ...........................................       (5,265)       26,631
  Cumulative translation adjustment--net ................................        4,912         4,912
  Unearned compensation--employee stock ownership trust .................                       (663)
  Unearned compensation--restricted stock ...............................       (1,404)         (941)
  Unrealized gain on securities, net of deferred income
    tax of $16 in 1995 and $3,060 in 1994 ...............................           29         5,684
  Treasury stock ........................................................         (220)       (1,202)
                                                                              --------      --------
     Total stockholders' equity .........................................      145,195       179,676
                                                                              --------      --------
     Total ..............................................................     $380,010      $444,312
                                                                              ========      ========


                  See notes to condensed financial statements.


                                                                                                       SCHEDULE I

                                    OMI CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                             For the Years Ended December 31,
                                                                             ----------------------------------
                                                                               1995        1994          1993
                                                                             --------    --------     ---------
Cash Flows Provided (Used) by Operating Activities:
  Net loss .............................................................     $(31,896)   $(37,865)    $  (8,747)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Decrease in deferred income taxes ....................................      (13,322)    (22,387)       (4,720)
  Depreciation and amortization ........................................        1,713       1,552         1,706
  Amortization of unearned compensation ................................          943       1,630           456
  (Gain) loss on disposal of assets-net ................................         (871)         (3)          411
  Other--net ...........................................................       (1,040)       (753)
  Equity in operations of subsidiaries less dividends received .........       55,489      43,880         9,696
  Changes in assets and liabilities--net ...............................       (9,653)      9,315         8,095
                                                                             --------    --------     ---------
  Net cash provided (used) by operating activities .....................        1,363      (4,631)        6,897
                                                                             --------    --------     ---------
Cash Flows Provided (Used) by Investing Activities:
  Proceeds from disposition of vessel ..................................                                  1,480
  Additions to vessel and other property ...............................         (250)       (615)       (8,852)
  Proceeds received from sale of marketable securities .................        2,715                        12
  Proceeds and interest received and reinvested in Capital
    Construction and other restricted funds ............................         (428)       (134)         (166)
  Contributions to subsidiaries ........................................                               (123,700)
                                                                             --------    --------     ---------
  Net cash flows provided (used) by investing activities ...............        2,037        (749)     (131,226)
                                                                             --------    --------     ---------
Cash Flows (Used) Provided by Financing Activities:
  Cash proceeds from issuance of long-term debt ........................                                230,653
  Net proceeds from issuance of common stock ...........................        1,275         263           217
  Payments on long-term debt ...........................................      (14,346)    (10,517)      (77,001)
  Payments for debt issue costs ........................................                      (15)       (1,270)
  Dividends paid .......................................................                                 (2,140)
                                                                             --------    --------     ---------
  Net cash flows (used) provided by financing activities ...............      (13,071)    (10,269)      150,459
                                                                             --------    --------     ---------
  Net (decrease) increase in cash and cash equivalents .................       (9,671)    (15,649)       26,130
  Cash and cash equivalents, beginning of year .........................       10,789      26,438           308
                                                                             --------    --------     ---------
  Cash and cash equivalents, end of year ...............................     $  1,118    $ 10,789     $  26,438
                                                                             ========    ========     =========



                  See notes to condensed financial statements.

                                                                     SCHEDULE I

                                    OMI CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   For The Three Years Ended December 31, 1995

     1. The condensed financial statements present the separate financial data (parent only) of OMI Corp. ("OMI" or the "Company"). All domestic and foreign subsidiaries which are more than 20% owned and investments in joint ventures are accounted for by the equity method.

     See Notes to Consolidated Financial Statements on pages 22 through 34 of OMI's 1995 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

     2. CASH FLOWS--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

         During the years ended December 31, 1995, 1994, and 1993, interest paid totaled approximately $18,262,000, 19,430,000 and $2,305,000, respectively. For the year ended December 31, 1993 income taxes paid were approximately $6,413,000. There were no income taxes paid during 1995 and 1994.

     3. LONG-TERM DEBT--Long-term debt as of December 31, 1995 and 1994 consists of the following:

                                                             1995        1994
                                                           --------    --------
                                                          (dollars in thousands)

     10.25% unsecured Senior Notes due 11/01/03 ........   $150,002    $160,650
     Mortgage note at a variable rate above the London
       Interbank Offering Rate ("LIBOR") in varying
       installments to 1998(1) .........................      5,000       6,000
     Unsecured notes payable to an affiliate at 5.0%
       due 1996 ........................................      2,596       7,624
                                                           --------    --------
         Total .........................................    157,598     174,274
     Less current portion of long-term debt ............      3,596       6,027
                                                           --------    --------
     Long-term debt ....................................   $154,002    $168,247
                                                           ========    ========

------------

(1) Rate at December 31, 1995 was 7.375 percent.

     In November 1993, the Company issued $170,000,000 in unsecured Senior Notes ("Notes") due November 1, 2003. The Notes are not redeemable prior to November 1, 1998; thereafter, the Notes are redeemable at the option of the Company at a premium until November 1, 2000 when the Notes will be redeemable at face value, plus accrued interest. OMI repurchased $9,650,000 and $9,350,000 of the Notes for net gains of $1,040,000 and $753,000 in 1995 and 1994, respectively. In January 1996, OMI repurchased $14,050,000 of the Notes for a net gain of $557,000.

     In 1995, Mosaic Alliance Corporation purchased $2,000,000 of OMI's Notes at a cost of $1,736,000. The Company's portion of such Notes is considered a retirement of debt.

     4. LINES OF CREDIT--At December 31, 1995, the Company had available and unused $10,000,000 in a line of credit with a bank at a variable rate, based on LIBOR.

                          WILOMI, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets at December 31, 1995 and 1994 ...........      42

 Statements of Consolidated Income and Retained Earnings
   for the years ended December 31, 1995, 1994 and 1993 ..............      43

 Statements of Consolidated Cash Flows for the years ended
   December 31, 1995, 1994 and 1993 ..................................      44

 Notes to Consolidated Financial Statements ..........................   45-47

INDEPENDENT AUDITORS' REPORT .........................................      48

                          WILOMI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                            December 31,
                                                                                   ------------------------------
                                                                          Notes        1995              1994
                                                                         -------   ------------      ------------
  CURRENT ASSETS:
   Cash (including cash equivalents of $6,100,000 in 1995 and
    $1,500,000 in 1994) ..............................................      2      $  6,767,825      $  9,655,328
   Advances to masters ...............................................                  120,790            94,088
   Receivables:
    Traffic ..........................................................                  394,108           272,404
    Other ............................................................                  124,864            47,956
   Notes due from affiliates .........................................      4         5,995,600        10,535,400
   Prepaid expenses and other current assets .........................                  401,072           568,375
                                                                                   ------------      ------------
      Total current assets ...........................................               13,804,259        21,173,551
                                                                                   ------------      ------------
  RECEIVABLES FROM AFFILIATES ........................................      4         1,714,885         1,548,275

  VESSELS AND VESSEL UNDER CONSTRUCTION
   (net of accumulated depreciation of $19,728,983 in 1995 and
    $14,896,518 in 1994) .............................................     2,3      126,333,134       118,791,496
  NOTES DUE FROM AFFILIATES ..........................................      4                           5,995,600
  OTHER ASSETS .......................................................                  507,223           918,756
                                                                                   ------------      ------------
  Total Assets .......................................................             $142,359,501      $148,427,678
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
   Accounts payable ..................................................             $    262,302      $    398,282
   Accrued expenses ..................................................                2,280,403         1,854,668
   Accrued interest payable ..........................................                2,087,411         2,026,382
   Other current liabilities .........................................                   12,833            24,678
   Current portion of long-term debt .................................      5         6,254,000         6,446,000
                                                                                   ------------      ------------
      Total current liabilities ......................................               10,896,949        10,750,010
                                                                                   ------------      ------------
  ADVANCE TIME CHARTER REVENUES AND OTHER LIABILITIES ................                  472,116           562,800

  LONG-TERM DEBT .....................................................      5        77,583,000        83,837,000

  STOCKHOLDERS' EQUITY:
   Common stock--$1 par value; 10,000 shares authorized and
    outstanding ......................................................                   10,000            10,000
   Capital surplus ...................................................                1,080,577         1,080,577
   Retained earnings .................................................               52,316,859        52,187,291
                                                                                   ------------      ------------
      Total stockholders' equity .....................................               53,407,436        53,277,868
                                                                                   ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY ..........................             $142,359,501      $148,427,678
                                                                                   ============      ============


                 See notes to consolidated financial statements.

                          WILOMI, INC. AND SUBSIDIARIES

             STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                Notes         1994            1993           1992
                                               ------     -----------     -----------     -----------
  VOYAGE REVENUES ...........................     2       $19,793,420     $20,891,795     $23,831,942
                                                          -----------     -----------     -----------
  OPERATING EXPENSES:
   Vessel and voyage ........................               9,449,205       7,348,626       9,426,685
   Depreciation .............................               4,832,465       4,827,798       4,809,448
   General and administrative ...............                 498,543         506,645         504,191
                                                          -----------     -----------     -----------
      Total operating expenses ..............              14,780,213      12,683,069      14,740,324
                                                          -----------     -----------     -----------
  INCOME FROM OPERATIONS ....................               5,013,207       8,208,726       9,091,618
                                                          -----------     -----------     -----------
  NET INTEREST EXPENSE:
   Interest expense .........................               5,843,642       5,483,581       4,827,706
   Interest income ..........................      4         (960,003)     (1,156,198)     (1,413,957)
                                                          -----------     -----------     -----------
      Net interest expense ..................               4,883,639       4,327,383       3,413,749
                                                          -----------     -----------     -----------
  NET INCOME ................................                 129,568       3,881,343       5,677,869
  RETAINED EARNINGS, BEGINNING OF YEAR ......              52,187,291      48,305,948      42,628,079
                                                          -----------     -----------     -----------
  RETAINED EARNINGS, END OF YEAR ............             $52,316,859     $52,187,291     $48,305,948
                                                          ===========     ===========     ===========

                 See notes to consolidated financial statements.

                          WILOMI, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                          For the Years Ended December 31,
                                                                    -------------------------------------------
                                                                       1995            1994            1993
                                                                    -----------     -----------     -----------
  CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income .................................................     $   129,568     $ 3,881,343     $ 5,677,869

   Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Depreciation ..............................................       4,832,465       4,827,798       4,809,448
   Changes in assets and liabilities:
    (Increase) decrease in receivables
     and advances to masters ..................................        (225,314)        952,836         433,850
    Decrease in prepaid expenses and other current assets .....         167,303         354,452          49,706
    Increase in accounts payable, accrued expenses and
     other current liabilities ................................         338,939          72,895       1,326,378
    Other assets and liabilities--net .........................         154,239      (1,079,052)     (2,685,524)
                                                                    -----------     -----------     -----------
      Net cash flows provided by operating activities .........       5,397,200       9,010,272       9,611,727
                                                                    -----------     -----------     -----------
  CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
   Additions to vessels including vessel under construction ...     (12,374,103)     (2,938,904)        (53,663)
   Proceeds on notes due from affiliates ......................      10,535,400       2,634,000       2,500,000
                                                                    -----------     -----------     -----------
   Net cash flows (used) provided by investing activities .....      (1,838,703)       (304,904)      2,446,337
                                                                    -----------     -----------     -----------
  CASH FLOWS USED BY FINANCING ACTIVITIES:
   Payments on long-term debt .................................      (6,446,000)     (6,064,000)     (5,887,000)
   Dividends paid .............................................                                      (2,500,000)
                                                                    -----------     -----------     -----------
      Net cash flows used by financing activities .............      (6,446,000)     (6,064,000)     (8,387,000)
                                                                    -----------     -----------     -----------
  NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .......................................      (2,887,503)      2,641,368       3,671,064
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................       9,655,328       7,013,960       3,342,896
                                                                    -----------     -----------     -----------
  CASH AND CASH EQUIVALENTS, END OF YEAR ......................     $ 6,767,825     $ 9,655,328     $ 7,013,960
                                                                    ===========     ===========     ===========


                 See notes to consolidated financial statements.

                          WILOMI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1995

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses on voyages are provided in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period. The accruals of such expenses are based on management's best estimates of future cost and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

     Vessels and Vessel Under Construction--Vessels are recorded at cost including interest on funds borrowed to finance the construction of new vessels.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

     Depreciation is provided on the straight-line method based on the vessel's estimated useful life of 25 years, up to the vessel's estimated salvage value. Salvage value is based upon the vessel's light weight tonnage, multiplied by a scrap rate.

     In the event that facts and circumstances indicate that the carrying amount of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required.

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

     During the years ended December 31, 1995, 1994 and 1993, the Company paid interest of $5,690,873, $5,019,286 and $4,605,435, respectively.

     Newly Issued Accounting Standard--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill and assets to be disposed of. The adoption of this Statement did not have a significant effect on the Company's consolidated financial position or results of operations.

                          WILOMI, INC. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

3. VESSELS AND VESSEL UNDER CONSTRUCTION

     In November 1993, the Company entered into an agreement to construct a new vessel at an approximate cost of $56,000,000. As of December 31, 1995, construction costs were $15,026,871 including capitalized interest of $661,841. The vessel is expected to be delivered in 1996.

4. RELATED PARTY TRANSACTIONS

     OMI acted as technical and commercial manager for two vessels owned during the three years ended December 31, 1995. Management fees paid to OMI for each of the three years ended December 31, 1995 were $288,000.

     Wilhelmsen acted as technical and commercial manager for one vessel owned during the three years ended December 31, 1995. Management fees paid to Wilhelmsen for each of the three years ended December 31, 1995 were $144,000.

     Notes due from affiliates are as follows:

                                                      1995             1994
                                                   ----------      -----------
        Wilhelmsen ...........................     $3,399,150      $ 8,907,150
        OMI ..................................      2,596,450        7,623,850
                                                   ----------      -----------
        Total ................................      5,995,600       16,531,000
        Less: current portion ................      5,995,600       10,535,400
                                                   ----------      -----------
        Notes due from affiliates ............     $               $ 5,995,600
                                                   ==========      ===========

        Interest rate ........................             5%               5%


     Interest income attributable to these notes was $562,000, $906,000 and $1,263,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

5. LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                         1995           1994
                                                      -----------    -----------
Mortgage notes on vessels at variable rates
  above LIBOR, payable semi-annually to 2002* ...     $83,837,000    $90,283,000
Less: current portion of long-term debt .........       6,254,000      6,446,000
                                                      -----------    -----------
Long-term debt ..................................     $77,583,000    $83,837,000
                                                      ===========    ===========

-------------

* Rates at December 31, 1995 ranged from 7.0625 percent to 7.25 percent

     Aggregate maturities during the next five years are $6,254,000, $6,479,000, $6,722,000, $6,985,000 and $7,269,000.

     The fair value of long-term debt at December 31, 1995 and 1994 approximates its carrying value.

     On March 31, 1995, the Company entered into an interest rate swap agreement to manage interest costs and risk associated with changing interest rates. The interest rate swap agreement is with a commercial bank with a notional amount of $20,000,000 and a maturity date of March 31, 1997. This agreement effectively changes the Company's interest rate exposure on a floating rate loan to a fixed rate of 6.91 percent. The differential to be paid or received on this interest rate swap agreement is recognized as an adjustment to interest expense over the life of the agreement.

                          WILOMI, INC. AND SUBSIDIARIES

                   For the Three Years Ended December 31, 1995

Interest expense pertaining to the interest rate swap for the year ended December 31, 1995 was $67,469. The fair value of the interest rate swap at December 31, 1995 was $439,000 based on the estimated amount the Company would pay to terminate the agreement at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-party. The Company has granted the counter-party to the agreement a second priority mortgage on one of its vessels to secure its obligation under this agreement.

6. COMMITMENTS AND CONTINGENCIES

     The Company acts as a guarantor on debt incurred by an affiliated company. Such debt was $2,000,000 at December 31, 1995.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Wilomi, Inc.:

     We have audited the accompanying consolidated balance sheets of Wilomi, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related statements of consolidated income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New York, New York

February 28, 1996

                             AMAZON TRANSPORT, INC.

                                TABLE OF CONTENTS

                                                                       Page
                                                                      ------

  FINANCIAL STATEMENTS:

   Balance Sheets at December 31, 1995 and 1994 ..................       50

   Statements of Operations and Retained (Deficit)
     Earnings for the years ended December 31, 1995,
     1994 and 1993 ...............................................       51

   Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 ............................       52

   Notes to Financial Statements .................................    53-54

  INDEPENDENT AUDITORS' REPORT ...................................       55

                             AMAZON TRANSPORT, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           December 31,
                                                                                  ------------------------------
                                                                      Notes          1995               1994
                                                                     --------     -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents ....................................         2        $ 4,159,829        $ 2,621,778
  Advances to masters ..........................................                       42,798            146,000
  Receivables:
    Traffic ....................................................                      602,943            229,547
    Other ......................................................                      125,658            117,167
  Prepaid expenses and other current assets ....................                      291,806            349,680
                                                                                  -----------        -----------
      Total current assets .....................................                    5,223,034          3,464,172
                                                                                  -----------        -----------
VESSEL AT COST: ................................................      1, 2
  Vessel .......................................................                   21,416,526         21,399,261
  Less accumulated depreciation ................................                    6,146,845          5,526,226
                                                                                  -----------        -----------
      Vessel--net ..............................................                   15,269,681         15,873,035
                                                                                  -----------        -----------
TOTAL ASSETS ...................................................                  $20,492,715        $19,337,207
                                                                                  ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES --Accounts payable
  and accrued liabilities ......................................                  $ 3,337,491        $   817,414
PAYABLE TO AFFILIATES ..........................................         3            204,223             16,980
OTHER LIABILITIES ..............................................                                         339,388
STOCKHOLDERS' EQUITY:
  Common stock--$5 par value; authorized 5,000 shares,
    outstanding 180 shares .....................................                          900                900
  Capital surplus ..............................................                   21,194,085         21,194,085
  Deficit ......................................................         4         (4,243,984)        (3,031,560)
                                                                                  -----------        -----------
      Total stockholders' equity ...............................                   16,951,001         18,163,425
                                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................                  $20,492,715        $19,337,207
                                                                                  ===========        ===========


                       See notes to financial statements.

                             AMAZON TRANSPORT, INC.

            STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT) EARNINGS


                                                                      For the Years Ended December 31,
                                                              -------------------------------------------------
                                                    Notes         1995               1994               1993
                                                    -----     -----------        -----------        -----------

  VOYAGE REVENUES .............................       2       $ 9,749,957        $ 6,760,840        $11,301,039
                                                              -----------        -----------        -----------
  OPERATING EXPENSES:
   Vessel and voyage ..........................       2        10,503,299          6,266,407          5,608,645
   Depreciation ...............................       2           620,619            619,232            613,636
   General and administrative .................                   223,895            227,425            220,006
                                                              -----------        -----------        -----------
     Total operating expenses .................                11,347,813          7,113,064          6,442,287
                                                              -----------        -----------        -----------
  (LOSS) INCOME BEFORE OTHER INCOME ...........                (1,597,856)          (352,224)         4,858,752
                                                              -----------        -----------        -----------
  OTHER INCOME:
   Interest ...................................                   119,588            109,611            219,792
   Miscellaneous ..............................                   265,844                185                566
                                                              -----------        -----------        -----------
     Total other income .......................                   385,432            109,796            220,358
                                                              -----------        -----------        -----------
  NET (LOSS) INCOME ...........................                (1,212,424)          (242,428)         5,079,110
  RETAINED (DEFICIT) EARNINGS, BEGINNING
   OF YEAR ....................................                (3,031,560)         2,210,868          6,131,758
  DIVIDENDS DECLARED ..........................       4                           (5,000,000)        (9,000,000)
                                                              -----------        -----------        -----------
  RETAINED (DEFICIT) EARNINGS, END OF YEAR ....               $(4,243,984)       $(3,031,560)       $ 2,210,868
                                                              ===========        ===========        ===========

                                        See notes to financial statements.

                             AMAZON TRANSPORT, INC.

                            STATEMENTS OF CASH FLOWS



                                                                        For the Years Ended December 31,
                                                                 ----------------------------------------------
                                                                     1995              1994             1993
                                                                 -----------        ----------     ------------
  CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net (loss) income ..........................................  $(1,212,424)      $  (242,428)    $  5,079,110
   Adjustments to reconcile net (loss) income to net cash
    flows provided (used) by operating activities:

     Depreciation .............................................      620,619           619,232          613,636
     Change in assets and liabilities:
      (Increase) decrease in receivables and
       advances to masters ....................................     (278,685)          177,236         (200,927)
      Decrease in prepaid expenses and other
       current assets .........................................       57,874           147,990         (218,395)
      Decrease in other assets                                                           5,775           67,846
      Increase (decrease) in accounts payable and
       accrued liabilities ....................................    2,520,077        (1,296,021)       1,280,402
      Increase (decrease) in payable to affiliates ............      187,243             2,273          (25,318)
      (Decrease) increase in advanced time charter
       revenue and other liabilities ..........................     (339,388)          339,388         (511,897)
                                                                 -----------        ----------     ------------
   Net cash provided (used) by operating activities ...........    1,555,316          (246,555)       6,084,457
                                                                 -----------        ----------     ------------
  CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:

   Additions to vessel ........................................      (17,265)           (4,991)        (121,503)
   Proceeds received from affiliate                                                                   4,410,000
                                                                 -----------        ----------     ------------
   Net cash (used) provided by investing activities ...........      (17,265)           (4,991)       4,288,497
                                                                 -----------        ----------     ------------
  CASH FLOWS USED BY FINANCING ACTIVITIES:

   Dividends paid .............................................                     (5,000,000)     (13,655,000)
                                                                 -----------        ----------     ------------
  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ................................................    1,538,051        (5,251,546)      (3,282,046)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................    2,621,778         7,873,324       11,155,370
                                                                 -----------        ----------     ------------
  CASH AND CASH EQUIVALENTS, END OF YEAR ......................  $ 4,159,829        $2,621,778     $  7,873,324
                                                                 ===========        ==========     ============


                                        See notes to financial statements.

                             AMAZON TRANSPORT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1995



1. COMPANY

     Amazon Transport, Inc. (the "Company" or "Amazon") is jointly owned by a subsidiary of Universal Bulk Carriers, Inc. ("UBC"), a wholly-owned subsidiary of OMI Corp. ("OMI"), and Bergesen d.y. A/S ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owns and operates one vessel, the Settebello, for all years presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimate total voyage costs. Estimated losses are provided in full at the time such losses become evident.

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period. The accruals of such expenses are based on management's best estimates of future cost and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

     Vessel--The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's light weight tonnage multiplied by a scrap rate.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

     In the event that facts and circumstances indicate that the carrying amount of the vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required.

     Federal Income Taxes--No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest in 1995, 1994 and 1993.

     Newly Issued Accounting Standard--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill and assets to be disposed of. The adoption of this Statement did not have a significant effect on the Company's financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with OMI and Bergesen, who act as technical and commercial managers of the Settebello. The Company paid OMI and Bergesen management fees of $210,000 for the year ended December 31, 1995 and $200,000 for each of the years ended December 31, 1994 and 1993.

                             AMAZON TRANSPORT, INC.

                   For the Three Years Ended December 31, 1995



     The following table summarizes balances due to affiliated companies at December 31:

                                                    1995             1994
                                                  --------         --------
(Payable) receivable (to) from affiliates:
  OMI .........................................  $  (1,667)        $(16,980)
  UBC .........................................     34,740
  Bergesen ....................................   (237,296)
                                                  --------         --------
                                                  (204,223)        $(16,980)
                                                  ========         ========

4. DIVIDENDS

     During 1994, the Company declared and paid a $5,000,000 dividend.

     During 1993, the Company declared and paid a $9,000,000 dividend and also paid $4,655,000 of dividends which had been declared in 1992.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Amazon Transport, Inc.:

     We have audited the accompanying balance sheets of Amazon Transport, Inc. as of December 31, 1995 and 1994 and the related statements of operations and retained (deficit) earnings and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New York, New York

February 28, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI

     Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's 1995 Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of
Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1995 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1995 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1995 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

     1. Financial Statements:

          OMI Corp. and Subsidiaries Consolidated Statements of Operations for the three years ended December 31, 1995.

          OMI Corp. and Subsidiaries Consolidated Balance Sheets at December 31, 1995 and 1994.

          OMI Corp. and Subsidiaries Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

          OMI Corp. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1995.

          OMI Corp. and Subsidiaries Notes to Consolidated Financial Statements for the three years ended December 31, 1995.

          OMI Corp. and Subsidiaries Quarterly Results of Operations for 1995 and 1994.

     2. Financial Statement Schedules:

          I -- OMI Corp. (Parent only) Condensed financial information as to financial position as of December 31, 1995 and 1994, and cash flows and results of operations for the years ended December 31, 1995, 1994 and 1993.

3. Exhibits


 Number      Incorporated by Reference to               Description of Exhibit
 ------      ----------------------------               -----------------------
  3.1        Exhibit 3.1 to 1990 Form 10-K Report       Certificate of Incorporation as amended and restated.
             of the Company (No. 2-87930)

  3.2        Exhibit 3.2 to 1990 Form 10-K Report       By-laws as amended.
             of the Company (No. 2-87930)

  4.1        Exhibit 4.1 to 1989 Form 10-K Report       Form of Common Stock Certificate (Domestic).
             of the Company (No. 2-87930)

  4.2        Exhibit 4.2 to 1989 Form 10-K Report       Form of Common Stock Certificate (Foreign).
             of the Company (No. 2-87930)

 10.1        Exhibit 10(d) to 1983 Form 10-K Report     OMI Incentive Stock Option Plan.(1)
             of the Company (No. 2-87930)

 10.2        Exhibit 10.11 to Registration Statement    OMI Supplementary Deferred Benefit Plan, as amended.
             on Form S-1 (No. 33-7341)

 10.3        Exhibit 10.9 to Registration Statement     OMI Non-Qualified Stock Option Plan.(1)
             on Form S-1 (No. 33-7341)

 10.4        Exhibit 10.14(a) to Registration           Severance Agreement dated as of August 9, 1984 between
             Statement on Form S-1 (No. 33-7341)        Michael Klebanoff and the Company.(1)

 10.5(a)     Exhibit 10.20 to 1987 Form 10-K Report     OMI Corp. Employee Stock Ownership Plan (effective
             of the Company (No. 2-87930)               January 1, 1987).(1)

 10.5(b)     Exhibit 10.23 to 1988 Form 10-K Report     Amendment No. 1 dated September 15, 1988 to OMI
             of Company (No. 2-87930)                   Corp. Employee Stock Ownership Plan.(1)

 10.6        Exhibit 10.31 to 1990 Form 10-K Report     OMI Corp. 1990 Equity Incentive Plan.(1)
             of the Company (No. 2-87930)

 10.7        Exhibit 10.44 to 1991 Form 10-K Report     OMI Corp. Key Employees Deferred Compensation Plan,
             of the Company (No. 2-87930)               effective January 1, 1992.(1)

 10.8        Registration Statement on Form S-3 filed   Form of Indenture with respect to the $170,000,000 OMI
             October 27, 1993 (No. 33-67640)            Corp. 10 1/4% Senior Notes due November 1, 2003.

 10.9        Exhibit 10.14 to 1994 Form 10-K Report     Stock Option and Restricted Stock Award Agreement
             of the Company (No. 2-87930)               dated as of February 23, 1994 between Craig H. Steven-
                                                        son, Jr. and the Company.

 10.10(a)    Exhibit 10.15(a) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Jack Goldstein and the Company.(1)

 10.10(b)    Exhibit 10.15(b) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Craig H. Stevenson, Jr. and the Company.(1)

 10.10(c)    Exhibit 10.15(c) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Vincent J. de Sostoa and the Company.(1)

 10.10(d)    Exhibit 10.15(d) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Fredric S. London and the Company.(1)

 10.10(e)    Exhibit 10.15(e) to 1994 Form 10-K Report  Form of Employment Agreement dated as of January 1,
             of the Company (No. 2-87930)               1995 between any Vice-President and the Company.(1)

 10.10(f)                                               Employment Agreement dated as of August 3, 1995
                                                        between Richard J. Halluska and the Company.(1)


------------

(1) Denote executive compensation plan and/or placement agreement.

                                       57


 Number      Incorporated by Reference to               Description of Exhibit
 ------      ----------------------------               -----------------------
 10.10(g)                                               Employment Agreement dated as of August 3, 1995
                                                        between Robert Bugbee and the Company.(1)

 10.10(h)                                               Amended and Restated Employment Agreement dated as
                                                        of November 21, 1995 between Jack Goldstein and the
                                                        Company.(1)

 10.10(i)                                               Amended and Restated Employment Agreement dated as
                                                        of November 21, 1995 between Craig H. Stevenson, Jr.
                                                        and the Company.(1)

 10.11       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Incentive Equity Plan.(1)
             ended June 30, 1995 (No. 2-87930)

 10.12       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Stock Option Plan for Non-Employee
             ended June 30, 1995 (No. 2-87930)          Directors.(1)

 10.13                                                  Annual Executive Incentive Compensation Plan.(1)

 10.14                                                  Stock Purchase Agreement by and among Hvide Marine
                                                        Incorporated dated October 12, 1995 and Amendment
                                                        dated January 31, 1996.

 21                                                     Subsidiaries of the Company.

 27.01                                                  Financial Data Schedule dated December 31, 1995.

 99                                                     Declarations Executive Risk Policy No. 81092598-H
                                                        dated January 19, 1996, for the period from January 31,
                                                        1996 to January 31, 1997 AND Excess Directors and
                                                        Officers Insurance and Corporate Reimbursement Policy,
                                                        Policy No.  482-51-72,  dated January 22, 1996, for the
                                                        period from January 31, 1996 to January 31, 1997.

 (b) Reports on Form 8-K.
        None.

 (d) Financial Statements of Affiliates:

             Wilomi Inc. and Subsidiaries               Consolidated Balance Sheets at December 31, 1995 and
                                                        1994, and Related Statements of Consolidated Operations
                                                        and Retained  Earnings,  and Cash Flows for each of the
                                                        three years in the period ended December 31, 1995 and
                                                        Independent Auditors' Report.

              Amazon Transport, Inc.                    Balance Sheets at December 31, 1995 and 1994 and
                                                        Related Statements of Operations and Retained (Deficit)
                                                        Earnings and Cash Flows for each of the three years in
                                                        the period ended December 31, 1995 and Independent
                                                        Auditors' Report.

-------------

(1) Denote executive compensation plan and/or placement agreement.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OMI CORP.

                                  By /s/ JACK GOLDSTEIN
                                    -------------------------------------------
                                         Jack Goldstein, Chairman of the Board,
                                          Chief Executive Officer and Director
                                                      March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----
/s/ JACK GOLDSTEIN            Chairman of the Board, Chief        March 28, 1996
--------------------------     Executive Officer and Director
Jack Goldstein

/s/ CRAIG H. STEVENSON, JR.   President, Chief Operating Officer, March 28, 1996
--------------------------     and Director
Craig H. Stevenson, Jr.

/s/ LIVIO BORGHESE            Director                            March 28, 1996
--------------------------
Livio Borghese

/s/ C.G. CARAS                Director                            March 28, 1996
--------------------------
C.G. Caras

/s/ STEVEN D. JELLINEK        Director                            March 28, 1996
--------------------------
Steven D. Jellinek

/s/ MICHAEL KLEBANOFF         Director                            March 28, 1996
--------------------------
Michael Klebanoff

/s/ EMANUEL L. ROUVELAS       Director                            March 28, 1996
--------------------------
Emanuel L. Rouvelas

/s/ MARIANNE K. SMYTHE        Director                            March 28, 1996
--------------------------
Marianne K. Smythe

/s/ VINCENT J. DE SOSTOA      Senior Vice President, Treasurer    March 28, 1996
--------------------------     and Chief Financial Officer
Vincent J. De Sostoa

                                        EXHIBIT INDEX


 Number      Incorporated by Reference to               Description of Exhibit
 ------      ----------------------------               -----------------------
  3.1        Exhibit 3.1 to 1990 Form 10-K Report       Certificate of Incorporation as amended and restated.
             of the Company (No. 2-87930)

  3.2        Exhibit 3.2 to 1990 Form 10-K Report       By-laws as amended.
             of the Company (No. 2-87930)

  4.1        Exhibit 4.1 to 1989 Form 10-K Report       Form of Common Stock Certificate (Domestic).
             of the Company (No. 2-87930)

  4.2        Exhibit 4.2 to 1989 Form 10-K Report       Form of Common Stock Certificate (Foreign).
             of the Company (No. 2-87930)

 10.1        Exhibit 10(d) to 1983 Form 10-K Report     OMI Incentive Stock Option Plan.(1)
             of the Company (No. 2-87930)

 10.2        Exhibit 10.11 to Registration Statement    OMI Supplementary Deferred Benefit Plan, as amended.
             on Form S-1 (No. 33-7341)

 10.3        Exhibit 10.9 to Registration Statement     OMI Non-Qualified Stock Option Plan.(1)
             on Form S-1 (No. 33-7341)

 10.4        Exhibit 10.14(a) to Registration           Severance Agreement dated as of August 9, 1984 between
             Statement on Form S-1 (No. 33-7341)        Michael Klebanoff and the Company.(1)

 10.5(a)     Exhibit 10.20 to 1987 Form 10-K Report     OMI Corp. Employee Stock Ownership Plan (effective
             of the Company (No. 2-87930)               January 1, 1987).(1)

 10.5(b)     Exhibit 10.23 to 1988 Form 10-K Report     Amendment No. 1 dated September 15, 1988 to OMI
             of Company (No. 2-87930)                   Corp. Employee Stock Ownership Plan.(1)

 10.6        Exhibit 10.31 to 1990 Form 10-K Report     OMI Corp. 1990 Equity Incentive Plan.(1)
             of the Company (No. 2-87930)

 10.7        Exhibit 10.44 to 1991 Form 10-K Report     OMI Corp. Key Employees Deferred Compensation Plan,
             of the Company (No. 2-87930)               effective January 1, 1992.(1)

 10.8        Registration Statement on Form S-3 filed   Form of Indenture with respect to the $170,000,000 OMI
             October 27, 1993 (No. 33-67640)            Corp. 10 1/4% Senior Notes due November 1, 2003.

 10.9        Exhibit 10.14 to 1994 Form 10-K Report     Stock Option and Restricted Stock Award Agreement
             of the Company (No. 2-87930)               dated as of February 23, 1994 between Craig H. Steven-
                                                        son, Jr. and the Company.

 10.10(a)    Exhibit 10.15(a) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Jack Goldstein and the Company.(1)

 10.10(b)    Exhibit 10.15(b) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Craig H. Stevenson, Jr. and the Company.(1)

 10.10(c)    Exhibit 10.15(c) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Vincent J. de Sostoa and the Company.(1)

 10.10(d)    Exhibit 10.15(d) to 1994 Form 10-K Report  Employment Agreement dated as of January 1, 1995 of
             the Company (No. 2-87930)                  between Fredric S. London and the Company.(1)

 10.10(e)    Exhibit 10.15(e) to 1994 Form 10-K Report  Form of Employment Agreement dated as of January 1,
             of the Company (No. 2-87930)               1995 between any Vice-President and the Company.(1)

 10.10(f)                                               Employment Agreement dated as of August 3, 1995
                                                        between Richard J. Halluska and the Company.(1)


------------

(1) Denote executive compensation plan and/or placement agreement.



 Number      Incorporated by Reference to               Description of Exhibit
 ------      ----------------------------               -----------------------
 10.10(g)                                               Employment Agreement dated as of August 3, 1995
                                                        between Robert Bugbee and the Company.(1)

 10.10(h)                                               Amended and Restated Employment Agreement dated as
                                                        of November 21, 1995 between Jack Goldstein and the
                                                        Company.(1)

 10.10(i)                                               Amended and Restated Employment Agreement dated as
                                                        of November 21, 1995 between Craig H. Stevenson, Jr.
                                                        and the Company.(1)

 10.11       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Incentive Equity Plan.(1)
             ended June 30, 1995 (No. 2-87930)

 10.12       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Stock Option Plan for Non-Employee
             ended June 30, 1995 (No. 2-87930)          Directors.(1)

 10.13                                                  Annual Executive Incentive Compensation Plan.(1)

 10.14                                                  Stock Purchase Agreement by and among Hvide Marine
                                                        Incorporated dated October 12, 1995 and Amendment
                                                        dated January 31, 1996.

 21                                                     Subsidiaries of the Company.

 27.01                                                  Financial Data Schedule dated December 31, 1995.

 99                                                     Declarations Executive Risk Policy No. 81092598-H
                                                        dated January 19, 1996, for the period from January 31,
                                                        1996 to January 31, 1997 AND Excess Directors and
                                                        Officers Insurance and Corporate Reimbursement Policy,
                                                        Policy No.  482-51-72,  dated January 22, 1996, for the
                                                        period from January 31, 1996 to January 31, 1997.

 (b) Reports on Form 8-K.
        None.

 (d) Financial Statements of Affiliates:

             Wilomi Inc. and Subsidiaries               Consolidated Balance Sheets at December 31, 1995 and
                                                        1994, and Related Statements of Consolidated Operations
                                                        and Retained  Earnings,  and Cash Flows for each of the
                                                        three years in the period ended December 31, 1995 and
                                                        Independent Auditors' Report.

              Amazon Transport, Inc.                    Balance Sheets at December 31, 1995 and 1994 and
                                                        Related Statements of Operations and Retained (Deficit)
                                                        Earnings and Cash Flows for each of the three years in
                                                        the period ended December 31, 1995 and Independent
                                                        Auditors' Report.

-------------

(1) Denote executive compensation plan and/or placement agreement.
