Form 10-Q
period 1996-03-31
OMI CORP
filed 1996-05-15
CIK 732780

             Being Filed Pursuant to Rule 901 (d) of Regulation S-T




                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996

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

                  Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996:

Common Stock, par value 0.50 per share 31,074,570  shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements

             Condensed Consolidated Statements of
               Operations for the three months
               ended March 31, 1996 and 1995                                3

             Condensed Consolidated Balance Sheets-
               March 31, 1996 and December 31, 1995                         4

             Consolidated Statements of Changes in
               Stockholders' Equity for the three months
               ended March 31, 1996                                         5

            Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1996 and 1995                      6

             Notes to Condensed Consolidated Financial
               Statements                                                 7-8

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9


PART II:  OTHER INFORMATION                                                14

SIGNATURES                                                                 15

                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                        FOR THE THREE MONTHS
                                           ENDED MARCH 31,

                                         1996        1995
                                      ---------    -------
Revenues:
  Voyage revenues                     $ 60,287    $ 55,463
  Other income                           1,551       1,527
                                      --------    --------
    Total revenues                      61,838      56,990
                                      --------    --------

Operating Expenses:
  Vessel and voyage                     43,848      49,705
  Depreciation and amortization          8,066       8,693
  Operating lease                          755       1,603
  General and administrative             3,744       3,871
                                      --------    --------
    Total operating expenses            56,413      63,872
                                      --------    --------

Operating income (loss)                  5,425      (6,882)
                                      --------    --------

Other Income (Expense):
 (Loss)gain on disposal of
   assets-net                             (144)      7,363
  Interest expense-net                  (6,485)     (6,490)
  Minority interest in (income)
    loss of subsidiary                     (50)        141
  Other-net                                556         425
                                      --------    --------
    Net other income (expense)          (6,123)      1,439
                                      --------    --------

Loss before income taxes and equity
  in operations of joint ventures         (698)     (5,443)
Benefit for income taxes                  (412)     (1,798)
                                      --------    --------
Loss before equity in operations
  of joint ventures                       (286)     (3,645)
Equity in operations of joint
  ventures-net                             891       2,519
                                      --------    --------
Net income (loss)                     $    605    $ (1,126)
                                      ========    ========

Net income (loss) per common share    $   0.02    $  (0.04)
                                      ========    ========

Weighted average number of shares
 of common stock outstanding            31,199      30,488
                                      ========    ========

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MARCH 31, 1996              DEC. 31, 1995
                                                                         ---------------              -------------
ASSETS                                                                     (UNAUDITED)

Current assets:
 Cash, including cash equivalents: 1996-
  $7,900, 1995-$26,008                                                         $ 10,852                   $ 32,569
 Advances to masters                                                              3,764                      2,033
 Receivables:
   Traffic                                                                       13,708                     12,016
   Other                                                                         10,245                      9,333
 Income tax refund receivable                                                     5,651                      5,651
 Prepaid expenses and other current assets                                        3,600                      5,937
 Vessel held for sale                                                            11,424                     14,668
                                                                               ---------                  --------
     Total current assets                                                        59,244                     82,207
                                                                                --------                  --------

Capital construction and other restricted funds                                   9,717                      9,765

Vessels and other property, at cost                                             632,052                    646,135
Less accumulated depreciation                                                  (270,599)                  (277,694)
                                                                               ---------                 ----------
Vessels and other property-net                                                  361,453                    368,441
                                                                               ---------                 ---------

Investments in, and advances to joint ventures                                   85,087                     84,915

Cash held in escrow                                                              14,820

Other assets and deferred charges                                                21,172                     20,158
                                                                              ----------                 ---------
Total                                                                         $ 551,493                  $ 565,486
                                                                              ==========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                                      $  20,000
  Accounts payable                                                                5,853                  $   5,187
  Accrued liabilities:
    Voyage and vessel                                                            25,460                     24,548
    Interest                                                                      6,654                      4,375
    Lease termination costs                                                                                 22,000
    Other                                                                         2,117                      4,169
  Current portion of long-term debt                                              21,903                     24,582
                                                                              ----------                 ---------
      Total current liabilities                                                  81,987                     84,861
                                                                              ----------                 ---------

Long-term debt                                                                  250,289                    259,284

Deferred income taxes payable `                                                  62,627                     63,082

Advance time charter revenues and other liabilities                               7,966                     10,470

Minority interest in subsidiary                                                   2,644                      2,594

Stockholders' equity                                                            145,980                    145,195
                                                                              ----------                 ---------

Total                                                                         $ 551,493                  $ 565,486
                                                                              ==========                 =========

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Unrealized
                                                                                     Unearned    Gain (loss)
                                                                     Cumulative   Compensation      on                   Total
                                Common Stock    Capital  Retained   Translation    Restricted   Securities  Treasury  Stockholders'
                              Shares    Amount  Surplus   Deficit    Adjustment       Stock        -net      Stock      Equity
                              ------    ------  -------   ------    -----------    -----------  ----------  --------   --------

Balance at January 1, 1996    31,042    $15,521  $131,622  $(5,265)  $4,912       $(1,404)       $29         $(220)    $145,195
Net income                                                     605                                                          605
Exercise of stock options         26         13       135                                                                   148
Amortization of unearned
   compensation                                                                       111                                   111
Net change in valuation
   account                                                                                       (79)                       (79)

Balance at March 31, 1996    $31,068    $15,534   $131,757  $(4,660) $4,912       $(1,293)      $(50)        $(220)     $145,980
                             =======   ========   ========  =======  ======      ==========     =====        ======     ========



See notes to condensed financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                            1996        1995
                                                            --------    --------

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                           $    605    $ (1,126)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Decrease in deferred income taxes payable                       (412)     (1,798)
Depreciation and amortization                                  8,066       8,693
Amortization of unearned compensation                            111         194
Loss (gain) on disposal of assets-net                            150      (7,363)
Other - net                                                     (556)       (425)
Equity in operations of joint ventures
over dividends received                                         (482)     (2,519)
Changes in assets and liabilities:
Increase in receivables and other
current assets                                                (1,222)       (384)
(Decrease)increase in accounts payable and
accrued expenses                                             (16,383)      4,430
Advances from joint ventures - net                               310       1,821
(Decease) increase in other assets and deferred charges       (3,255)      1,150
Increase in advance time charter revenues
and other liabilities                                            496         901
Other assets and liabilities - net                                77         436
                                                            --------    --------
Net cash (used) provided by operating activities             (12,495)      4,010
                                                            --------    --------

CASH FLOWS PRO VIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                      (10,450)     (2,194)
Proceeds from disposition of assets                           14,531
Proceeds received from sale of marketable securities          12,360
Proceeds and interest received and reinvested in the
Capital construction and other restricted funds                 (101)       (310)
Withdrawals from Capital construction and other
restricted funds                                               3,000
                                                            --------    --------
Net cash provided by investing activities                      3,980      12,856
                                                            --------    --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                       137           8
Proceeds on notes payable to banks                            20,000
Payments on long-term debt                                   (33,339)    (11,203)
                                                            --------    --------
Net cash used by financing activities                        (13,202)    (11,195)
                                                            --------    --------

Net (decrease) increase in cash and cash equivalents         (21,717)      5,671
Cash and cash equivalents at beginning of period              32,569      31,797
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 10,852    $ 37,468
                                                            ========    ========

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

Note 2 - Income Taxes

     The benefit for income taxes for the three months ended March 31, 1996 varies from statutory rates as follows:


                                                    (in thousands)
Tax benefit calculated at statutory
  rates                                                $  68
Equity in operations of joint ventures of $1,371,000
  (net of dividends declared) not tax effected as
  management considers it to be invested for an
  indefinite period                                     (480)

Total                                                  $(412)
                                                         ===

     The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. These earnings are considered by management to be invested in the business for an indefinite period.


Note 3 - Supplemental Cash Flow Information

     Cash payments include interest of approximately $4,500,000 and $4,026,000 for the three months ended March 31, 1996 and 1995, respectively. There were no income taxes paid during the three months ended March 31, 1996 or March 31, 1995.

     In March 1996, the Company delivered a vessel with a book value of $16,537,000 to new owners as part of a swap transaction. Cash in the amount of $14,820,000 was received and is being held in an escrow account pending the delivery of another vessel to the Company which will complete the exchange transaction.

     In connection with the purchase of the OMI Hudson in March 1996, the Company assumed $19,570,000 in debt, secured by the vessel and payable in semiannual installments of $1,145,000 plus interest ranging from 5.86 percent to
8.85 percent until 2006.

Note 4 - Joint Venture Information

     Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

     Summarized income statement information for the three months ended March 31, 1996 and 1995 for Amazon and Wilomi are as follows:


                      For the Three Months Ended March 31,

                                 Amazon           Wilomi
(In thousands)              1996      1995     1996     1995
                         -------    ------   ------   ------


Revenues                 $ 2,078    $2,674   $5,312   $5,335
Expenses                   3,715     2,608    3,703    3,131
                         -------    ------   ------   ------
Operating (loss)income    (1,637)       66    1,609    2,204
                         -------    ------   ------   ------

Net (loss) income        $(1,587)   $   91   $1,193   $  964
                         =======    ======   ======   ======


Note 5 - Credit Lines/Loan Agreements

     OMI has a revolving credit/term loan agreement providing for a credit facility of up to $37,000,000 through May 1999, at which time the outstanding balance converts to a three year amortizing term loan. The Company also has two $10,000,000 line of credit facilities at variable rates above LIBOR, which expire in February 1997 and December 1997, respectively. At March 31, 1996, $5,000,000 was available under these commercial bank facilities.

Note 6 - Guaranteed Debt

     OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $86,555,000 at March 31, 1996, with OMI's share of such guarantees being approximately $42,580,000. OMI also is a guarantor for one of its joint venture's revolving lines of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1996, no such deficiencies have occurred which have required funding.

Note 7 - Newly Issued Accounting Standard

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was adopted by the Company effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25 which recognizes compensation cost based on the intrisic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Item.2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 1996 versus March 31, 1995

     OMI Corp. ("OMI" or the "Company") is a diversified major bulk shipping company operating in both the U.S. flag and international markets. OMI's operating fleet currently totals 39 vessels including nine joint venture vessels and four chartered-in vessels. The fleet comprises three chemical/product carriers, 16 product carriers, four dry bulk carriers, 15 crude oil tankers and one liquid petroleum gas carrier. A Suezmax tanker is currently under construction and scheduled for delivery in 1996 to a 49 percent owned joint venture. The Company also is involved in other marine related activities, including lightering of crude carriers and workboat supply services in the Gulf of Mexico and ship management for the U.S. Ready Reserve Fleet.

OVERVIEW

     Results in the past few years have suffered as a result of the decline in revenues earned by the U.S. flag fleet as well as from additional vessel maintenance expenses and upgrades required to maintain the fleet. The Company believes that the opportunities for future acquisitions are better in the international market. Consequently, over the past two years, management has sold or contracted for the sale of certain assets, primarily U. S. flag vessels. During the first quarter of 1996, OMI delivered two U.S. flag dry bulk carriers to new owners and currently has an agreement to sell three U.S. flag chemical/product carriers to Hvide Marine Inc. ("Hvide") upon the successful completion of Hvide's public offering of common stock. The market for the Company's remaining U.S. dry bulk carrier, the Platte, has declined significantly in the past two years as a result of cuts in government programs to subsidize export of grain. The Company is seeking permission to reflag this vessel under foreign registry so that it may compete more effectively in the foreign market.


     In line with OMI's marketing strategy, in the third and fourth quarters of 1995, Company disposed of three older foreign flag vessels, one combination carrier, a crude oil carrier and a product carrier, and acquired three newer small product carriers. In March 1996, OMI contracted to sell a 1978 built crude oil carrier.

     The OMI Columbia, OMI's largest domestic vessel, lacked regular employment until the latter part of 1995 at which time it began operating on a time charter which has not terminated. In connection with the enactment of legislation to eliminate restrictions on the export of Alaskan North Slope crude oil and determination by the Administration that the export of such oil is in the national interest, OMI has obtained a favorable charter, subject only to issuance of final regulations by the U.S. Government, with a major oil company for the OMI Columbia. Other marine related activities improved in 1996, such as operating results of OMI's 83 percent owned subsidiary OMI Petrolink Corporation ("Petrolink") which is a Houston-based subsidiary in the business of lightering large crude oil carriers and operating an offshore supply boat business. In 1995, increased competition in the lightering business caused a decrease in volume and rates which resulted in operating losses. In 1996, however, with new and fewer contracts for chartered-in vessels which lowered expenses in the lightering business, coupled with full utilization of supply boats, Petrolink is recovering with operating profits in the first quarter.

RESULTS OF OPERATIONS

     Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which is voyage revenue less vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenue are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under bareboat charters, the charterer assumes all operating expenses. The revenue rate is likely to be lower than a time charter since the costs are assumed by the charterer. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and fuel price and consumption.

     Vessel expenses included in net voyage revenue include operating expenses such as crew payroll/benefits/travel, stores expense, maintenance and repair expense, drydock expense, insurance expense and miscellaneous vessel expenses. These expenses are a function of the fleet size, utilization levels for certain expenses, age of the vessel and requirements under laws, charters and Company policy. Insurance expense varies from year to year with the overall insurance market conditions and industry, as well as the insured's loss record. Since fluctuations occur in voyage revenue and expenses due to the nature of the charter, the following discussion addresses variations in net voyage revenue.

VOYAGE REVENUE LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $16,439,000 for the three months ended March 31,1996, increased $10,681,000 or 86 percent, as compared to $5,758,000 for the three months ended March 31, 1995. The net increases in 1996 domestic operations primarily resulted from the following: (i) the OMI Columbia operated on a time charter at higher rates with no offhire days compared to 67 idle days due to lack of business in the first quarter of 1995, (ii) two vessels, the Patriot and the Courier, are currently operating on time charters with the Military Sealift
Command: in the first quarter of 1995 these vessels were offhire an aggregate of 99 days while in drydock in preparation for these long-term charters, (iii) vessel expenses decreased due to the reversal of the drydock accrual for a vessel which was delivered to new owners in March 1996 and (iv) results of operations of Petrolink improved in 1996.

     Net increases in 1996 foreign operations resulted primarily from improved international market conditions in both the crude oil and product carrier markets. This improvement in market conditions increased the demand as well as the rates for such carriers in the first quarter of 1996 in comparison to the first quarter of 1995. Factors contributing to improvements in the market were weather delays at the end of the fourth quarter of 1995 in the Atlantic basin, a colder winter in the northern hemisphere and general improvements in economic conditions. Increases in revenue were offset, however, by increases in fuel expense over the first quarter of 1995.

     Other increases in foreign net voyage revenue were from revenue generated from a product carrier acquired in November 1995, increased revenue in 1996 from a crude oil carrier which was out of service for 44 days in 1995 while in drydock and increases in revenue earned by the two product carriers acquired in September 1995.

     In the first quarter of 1996 net vessel expenses decreased primarily due to a decrease in the number of and the cost of drydocks as compared to the first quarter of 1995.

OTHER INCOME

     Other income consists primarily of management fees and dividend income on investments. During the three months ended March 31, 1996, other income increased slightly as compared to 1995. The increase in 1996 was primarily from fees received from the management of vessels for the U.S. government due to more vessels activated in comparison to idle status in the first quarter 1995. Increases were offset in part by a decrease in management fees received from a joint venture.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the three months ended March 31, 1996, these expenses decreased an aggregate of $1,602,000 or 11 percent. The primary reason for the decrease was a reduction of operating lease expense of $848,000 or 53 percent after the purchase of the OMI Hudson from its lessor in February 1996. Depreciation expense decreased $627,000, resulting principally from the disposal of two dry bulk carriers in 1996 and the writedown of the basis of two vessels in 1995. Decreases in general and administrative expenses of $127,000 or 3 percent include a decline in employee salaries and benefits of approximately $568,000 which was due primarily to the charge in the first quarter of 1995 for employees electing to terminate their employment under a voluntary severance program. Such decreases were offset in part by increases in professional fees for legal and other professional services.


OTHER INCOME (EXPENSE)

     Other income (expense) consists of (loss) gain on disposal of assets-net, interest expense-net, minority interest in (income) loss of subsidiary and other-net. The net decrease of $7,562,000 in net other expense for the three months ended March 31, 1996, compared to the same period in 1995 was primarily due to the decrease in gain on disposal of assets resulting from the sale of 2,503,389 shares of Noble Drilling Corporation stock for a gain of $7,806,000 in the first quarter of 1995.

BENEFIT FOR INCOME TAXES

     The benefit for income taxes of $412,000 for the three months ended March 31, 1996 varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures other than for Amazon Transport, Inc. and White Sea Holdings Ltd., as management considers such earnings to be invested for an indefinite period. Equity in Operations of Joint ventures Equity in operations of joint ventures of $891,000 decreased $1,628,000 in the three months ended March 31, 1996, from $2,519,000 in same period in 1995. The net decreases were primarily attributable to two joint ventures. One 49.9 percent joint venture sold a vessel in the first half of 1995; OMI's portion of the gain was $990,000. The vessel in the other joint venture was offhire in the first quarter of 1996 while preparing for and while in drydock.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $10,852,000 decreased $21,717,000 or 67 percent at March 31, 1996 from the balance of $32,569,000 at December 31, 1995. The Company's working capital of $(22,743,000) at March 31, 1996, decreased $20,089,000 from ($2,654,000) at December 31, 1995. The primary reason for the decline in working capital was due to the purchase of the OMI Hudson, the repurchase of $14,050,000 of Senior Notes and payment of outstanding debt of $7,500,000 for a vessel delivered in an exchange transaction for which the related cash received of $14,820,000 is being held in escrow until the vessel to be received in the exchange transaction is delivered.

     For the three months ended March 31, 1996, net cash used by operating activities was $12,495,000 which was a decrease of $16,505,000 from net cash provided by operating activities of $4,010,000 for the three months ended March 31, 1995. The primary cause of the decline was the payment of the $22,000,000 lease termination fee for the OMI Hudson which was accrued at December 31, 1995.

     For the three months ended March 31, 1996, sources of liquidity, other than from operating activities were primarily proceeds of $14,531,000 from the sale of a vessel and proceeds of $20,000,000 received on the drawdown of two lines of credit facilities. The primary uses of cash other than for operating activities during the first quarter of 1996 were for payments of $33,339,000 of long-term debt (which includes $13,144,000 for repurchases of Senior Notes and $15,000,000 in debt prepayments for vessels disposed of), and subsequent purchase of the OMI Hudson for cash of $9,300,000 (for which OMI also assumed $19,570,000 in related debt) and other capital expenditures for improvements on vessels of $1,150,000.

     The Company had three credit agreements with banks aggregating $57,000,000 at March 31, 1996, of which $5,000,000 was unused. During April 1996, OMI drew down an additional $3,000,000 on one of its lines of credit. OMI believes it is in the position to meet its current and future obligations. The Company expects to receive approximately $23,000,000 cash as part of the purchase price from the pending sale of three vessels to Hvide. The Company is currently considering other debt and equity opportunities including refinancing a portion of its obligations to increase the Company's cash flow and reduce future interest costs. The Company may also increase its liquidity by selling vessels that are not in line with management's strategy to concentrate in crude tankers and product carriers.

COMMITMENTS

     OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $56,000,000, which OMI guarantees 49 percent through a joint venture partner. The vessel is scheduled to be delivered in 1996. OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. The portion of debt guaranteed by the partners was approximately $86,555,000 at March 31, 1996, with OMI's share of such guarantees being approximately $42,580,000. OMI also is guarantor for one of its joint venture's revolving lines of credit of up to $4,000,000 at March 31, 1996, with a guarantee to OMI from its joint venture partner of 50 percent of the amount guaranteed by

OMI.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At March 31, 1996, no such deficiencies have occurred which have required funding.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

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

  a.  Exhibits

  27 OMI Corp. - Financial Data Schedule, dated March 31, 1996.

  b.  Reports on Form 8-K

                               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.
- --------------------------------------------------------------------------------
                                  (REGISTRANT)



Date:    May 14, 1996                    By: Jack Goldstein
         ------------                        ---------------
                                             Jack Goldstein
                                             Chairman of the Board and
                                             Chief Executive Officer



Date:    May 14, 1996                    By: Vincent de Sostoa
       ---------------------                 -----------------
                                             Vincent de Sostoa
                                             Senior Vice President/
                                             Finance and Chief
                                             Financial Officer