Form 10-Q
period 1996-06-30
OMI CORP
filed 1996-08-14
CIK 732780

Being Filed Pursuant to Rule 901 (d) of Regulation S-T

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934.

           For the period from _________________ to __________________

                             Commission File Number
                             ----------------------
                                     2-87930

                                    OMI CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                       13-2625280
         ---------------------------           ----------------
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)

         90 Park Avenue, New York, N.Y.                10016
         ------------------------------              ----------
             (Address of principal                   (Zip Code)
               executive offices)

Registrant's telephone number, including area code  (212) 986-1960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                  ----         ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1996:

           Common Stock, par value 0.50 per share 31,150,515 shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                           Page

Item 1.   Financial Statements

          Condensed Consolidated Statements of
            Operations for the three and six months
            ended June 30, 1996 and 1995                                     3

          Condensed Consolidated Balance Sheets-
            June 30, 1996 and December 31, 1995                              4

          Consolidated Statement of Changes in
            Stockholders' Equity for the six months
            ended June 30, 1996                                              5

         Consolidated Statements of Cash Flows for the six
            months ended June 30, 1996 and 1995                              6

          Notes to Condensed Consolidated Financial
            Statements                                                       7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10


PART II:  OTHER INFORMATION                                                 16

SIGNATURES                                                                  17

                          OMI CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                   ENDED JUNE 30,         ENDED JUNE 30,

                                   1996        1995        1996        1995
                                ---------   ---------   ---------   ---------
Revenues:
  Voyage revenues                $ 59,207   $  60,806   $ 119,494   $ 116,269
  Other income                      2,075       1,357       3,626       2,884
                                ---------   ---------   ---------   ---------
    Total revenues                 61,282      62,163     123,120     119,153
                                ---------   ---------   ---------   ---------

Operating Expenses:
  Vessel and voyage                46,015      52,329      89,863     102,034
  Depreciation and amortization     8,181       8,499      16,247      17,192
  Operating lease                               1,360         755       2,963
  General and administrative        3,585       3,842       7,329       7,713
                                ---------   ---------   ---------   ---------
    Total operating expenses       57,781      66,030     114,194     129,902
                                ---------   ---------   ---------   ---------

Operating income (loss)             3,501      (3,867)      8,926     (10,749)
                                ---------   ---------   ---------   ---------

Other Income (Expense):
  Gain (loss) on disposal of
   assets-net                       3,745      (1,128)      3,601       6,235
  Interest expense-net             (6,658)     (6,214)    (13,143)    (12,704)
  Minority interest in (income)
    loss of subsidiary                (43)        (22)        (93)        119
  Other-net                                       458         556         883
                                ---------   ---------   ---------   ---------
    Net other expense              (2,956)     (6,906)     (9,079)     (5,467)
                                ---------   ---------   ---------   ---------

Income (loss) before income taxes
  and equity in operations of
  joint ventures                      545     (10,773)       (153)    (16,216)
Provision (benefit) for
  income taxes                         45      (3,397)       (367)     (5,195)
                                ---------   ---------   ---------   ---------
Income (loss)before equity in
  operations of joint ventures        500      (7,376)        214     (11,021)
Equity in operations of joint
  ventures-net                        175       2,080       1,066       4,599
                                ---------   ---------   ---------   ---------
Net income (loss)               $     675   $  (5,296)  $   1,280   $  (6,422)
                                =========   =========   =========   =========

Net income (loss) per
  common share                  $    0.02   $   (0.17)  $    0.04   $   (0.21)
                                =========   =========   =========   =========

Weighted average number of shares
 of common stock outstanding       31,499      30,533      31,351      30,510
                                =========   =========   =========   =========


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              JUNE 30, 1996  DECEMBER 31, 1995
                                              -------------  -----------------
ASSETS                                         (UNAUDITED)
Current assets:
 Cash, including cash equivalents: 1996-
  $3,545, 1995-$26,008                            $ 17,265        $ 32,569
 Advances to masters                                 2,519           2,033
 Receivables:
   Traffic                                           9,721          12,016
   Other                                            12,109           9,333
 Income tax refund receivable                        5,651           5,651
 Prepaid expenses and other current assets           4,385           5,937
 Vessel held for sale                                               14,668
                                                  --------        --------
     Total current assets                           51,650          82,207
                                                  --------        --------

Capital construction and other restricted funds      9,857           9,765

Vessels and other property, at cost                633,898         646,135
Less accumulated depreciation                     (278,481)       (277,694)
                                                  --------        --------
Vessels and other property-net                     355,417         368,441
                                                  --------        --------

Investments in, and advances to joint ventures      84,891          84,915

Cash held in escrow                                 14,919

Other assets and deferred charges                   21,256          20,158
                                                  --------        --------
Total                                             $537,990        $565,486
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                          $ 23,000
  Accounts payable                                   4,872        $  5,187
  Accrued liabilities:
    Voyage and vessel                               23,730          24,548
    Interest                                         3,660           4,375
    Lease termination costs                                         22,000
    Other                                            1,979           4,169
  Current portion of long-term debt                 10,306          24,582
                                                  --------        --------
     Total current liabilities                      67,547          84,861
                                                  --------        --------

Long-term debt                                     250,924         259,284

Deferred income taxes payable `                     62,651          63,082

Advance time charter revenues and other
 liabilities                                         7,261          10,470

Minority interest in subsidiary                      2,468           2,594

Stockholders' equity                               147,139         145,195
                                                  --------        --------
Total                                             $537,990        $565,486
                                                  ========        ========

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                Unrealized
                                                                                     Unearned   Gain (Loss)
                                                                        Cumulative Compensation     on                  Total
                                  Common Stock      Capital    Retained Translation Restricted  Securities  Treasury Stockholders'
                                Shares    Amount    Surplus     Deficit  Adjustment    Stock      -Net        Stock     Equity
                                ------    ------    -------     -------  ----------    -----      ----        -----     ------
Balance at January 1, 1996      31,042   $ 15,521   $131,622   $ (5,265)  $  4,912   $ (1,404)   $    29   $   (220)   $ 145,195
Net income                                                        1,280                                                    1,280
Common stock issued                108         54        508                                                                 562
Amortization of unearned
   compensation                                                                           222                                222
Net change in valuation
   account                                                                                          (120)                   (120)
                               -------   --------   --------   --------   --------   --------    -------   --------   ----------
Balance at June 30, 1996        31,150   $ 15,575   $132,130   $ (3,985)  $  4,912   $ (1,182)   $   (91)  $   (220)  $  147,139
                               =======   ========   ========   ========   ========   ========    =======   ========   ==========



See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                           1996        1995
                                                         --------    --------

CASH FLOWS (USED)PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                      $  1,280    $ (6,422)
                                                         --------    --------
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Deferred income taxes                                  (317)     (5,195)
      Depreciation and amortization                        16,247      17,192
      Amortization of unearned compensation                   222         388
      Gain on disposal of assets-net                       (3,510)     (6,322)
      Other - net                                            (556)       (883)
      Equity in operations of joint ventures
        over dividends received                              (291)     (3,399)
      Changes in assets and liabilities:
       Receivables and other current assets                   586      (4,637)
       Accounts payable and accrued liabilities           (26,802)       (396)
       Advances from joint ventures & affiliates - net        315       2,585
       Other assets and deferred charges                      (77)        935
       Advance charter hire and other liabilities            (293)     (2,144)
       Other assets and liabilities - net                       6       1,007
                                                         --------    --------
   Total adjustments                                      (14,470)       (869)
                                                         --------    --------

Net cash used by operating activities                     (13,190)     (7,291)
                                                         --------    --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Additions to vessels and other property                  (10,520)    (15,319)
 Proceeds/payments from sale of marketable securities        (104)      8,938
 Proceeds from disposal of assets                          29,622      13,535
 Proceeds and interest received and reinvested in the
   Capital construction and other restricted funds           (352)       (224)
 Withdrawals from Capital construction and other
   restricted funds                                                     4,700
                                                         --------    --------
Net cash provided by investing activities                  18,646      11,630
                                                         --------    --------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                   541         137
 Proceeds on notes payable to banks                        23,000
 Proceeds from issuance of long-term debt                               9,257
 Payments on long-term debt                               (44,301)    (16,200)
                                                         --------    --------
Net cash used by financing activities                     (20,760)     (6,806)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (15,304)     (2,467)
Cash and cash equivalents at beginning of period           32,569      31,797
                                                         --------    --------
Cash and cash equivalents at end of period               $ 17,265    $ 29,330
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

Note 2 - Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 1996 and 1995 varies from statutory rates as follows:

                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
(in thousands)                       1996       1995         1996        1995
                                     ----       ----         ----        ----

Provision (benefit) calculated at
 statutory rates                    $ 252     $(3,042)      $ 320     $(4,066)

Adjustment for equity in operations
 of certain joint ventures           (207)       (355)       (687)     (1,129)
                                    -----     -------       -----     -------
Provision (benefit)                 $  45     $(3,397)      $(367)    $(5,195)
                                    =====     =======       =====     =======

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.

Note 3 - Supplemental Cash Flow Information

Cash payments include interest of approximately $14,764,000 and $13,813,000 for the six months ended June 30, 1996 and 1995, respectively. There were no income taxes paid during the six months ended June 30, 1996 or June 30, 1995.

In March 1996 the Company delivered a vessel with a book value of $16,537,000 to new owners as part of an exchange transaction. Cash in the amount of $14,820,000 was received and was held in an escrow account until the delivery of the vessel on July 17, 1996 to the Company which completed the exchange transaction. The vessel acquired in the transaction was previously owned by Mosaic Alliance Corporation ("Mosaic"), a company 49.9 percent owned by OMI.

Note 4 - Joint Venture Information

Amazon and Wilomi, Inc. ("Wilomi") are both 49 percent owned by OMI and are accounted for using the equity method.

Summarized income statement information for the three and six months ended June 30, 1996 and 1995 for Amazon and Wilomi are as follows:


                For the Three Months Ended June 30,  For the Six Months Ended June 30,
                -----------------------------------  ---------------------------------
                     Amazon            Wilomi           Amazon             Wilomi
                     ------            ------           ------             ------
(In thousands)    1996     1995     1996     1995     1996    1995     1996      1995
                  ----     ----     ----     ----     ----    ----     ----      ----
Revenues        $ 2,154  $ 2,084  $ 5,792  $ 4,184  $ 4,232  $ 4,758  $11,104  $ 9,519
Expenses          3,332    2,568    3,590    3,509    7,047    5,176    7,293    6,640
                -------  -------  -------  -------  -------  -------  -------  -------
Operating (loss)
  income         (1,178)    (484)   2,202      675   (2,815)    (418)   3,811    2,879
                -------  -------  -------  -------  -------  -------  -------  -------

Net (loss)
  income       $ (1,130) $  (460) $ 1,186  $  (713) $(2,717) $  (369) $ 2,379  $   251
               ========  =======  =======  =======  =======  =======  =======  =======

Note 5 - Credit Lines/Loan Agreements

On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its $136,950,000 outstanding aggregate principal 10 1/4 percent unsecured Notes ("Notes") due 2003. Of the $136,950,000 outstanding aggregate amount of Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss (net of the tax benefit) of approximately $3,000,000 or $.10 per share will be recorded in the third quarter for the extinguishment of debt. The purchase of the Notes was financed by a new credit facility described below.

In addition, prior to July 12, 1996, the Company had two $10,000,000 line of credit facilities. In conjunction with the negotiation of the new credit facility described below, these lines were terminated. The Company also had a revolving credit/term loan agreement providing for a credit facility of up to $37,000,000 secured by three vessels. This loan was included as part of the new credit agreement.

In July 1996 the Company signed a $167,750,000 credit agreement with two foreign banks as co-arrangers. This new credit agreement, which matures in 18 months, requires two equal semi-annual installments of $7,500,000 until January 1998 when all of the remaining balance is due. The credit agreement bears interest at a rate of LIBOR plus 1 3/4 percent until December 31, 1996 when the rate increases to LIBOR plus 2 1/2 percent unless OMI has made aggregate principal repayments of at least $67,500,000 on or before such date. The Company repaid $6,827,000 (equal to the amount of Notes not tendered) of such outstanding principal amounts on July 18, 1996.

The new credit agreement is secured by first priority mortgages and assignment of earnings on 13 vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in OMI Petrolink Corporation, Amazon, Wilomi, and White Sea. Further, OMI's equity ownership interests in Mosaic and Geraldton Navigation Co. Inc. may not be pledged to secure other borrowings. The facility calls for a commitment fee of .75% per annum payable monthly on the total credit. The agreement requires maintenance of certain financial ratios and other restrictive covenants, including restrictions on payment of dividends.

Note 6 - Guaranteed Debt

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $86,555,000 at June 30, 1996, with OMI's share of such guarantees being approximately $42,580,000. OMI also is a guarantor for one of its joint venture's revolving lines of credit of $4,000,000, with a guarantee to OMI from its joint venture partner of $2,000,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At June 30, 1996, no such deficiencies have occurred which have required funding.

Note 7 - Newly Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Awards of Stock-Based Compensation to Employees," which was adopted by the Company effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Note 8 - Contingent Sale

The Company contracted in 1995 to sell the OMI HUDSON along with two other vessels and its interest in Ocean Specialty Tankers Corporation to Hvide Marine, Inc. ("Hvide") for $64,650,000. OMI will receive approximately $30,000,000 in cash from the sale. Of the cash proceeds, $12,775,000 will be placed in an escrow account for use in acquiring another vessel. Hvide will assume $34,650,000 of debt. Approximately $8,000,000 of the cash received will be used to repay debt. The sale is contingent upon Hvide successfully completing an initial public offering of its common stock which is expected to be accomplished in August 1996.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS

OMI Corp. ("OMI" or the "Company") is a major bulk shipping company operating 38 vessels including eight joint venture vessels and four chartered-in vessels. The fleet comprises three domestic chemical/product carriers, 16 product carriers (five domestic vessels, ten foreign vessels and one jointly owned vessel), four dry bulk carriers (one domestic vessel and three jointly owned vessels), 14 crude oil tankers (six foreign vessels, four jointly owned vessels, one vessel chartered by a foreign subsidiary and three vessels chartered by a domestic subsidiary) and one foreign liquid petroleum gas carrier. A Suezmax tanker is currently under construction and scheduled for delivery this year to a 49 percent owned joint venture. The Company also is involved in other marine related activities, including lightering of crude carriers and workboat supply services in the Gulf of Mexico and ship management for the U.S. Government Ready Reserve Fleet.

OVERVIEW

During 1996, OMI earned net income of $0.04 per share for the six months and $0.02 per share for the three months ended June 30, 1996, compared to a net loss of $(0.21) per share and $(0.17) per share for the six and three months ended June 30, 1995. Results in the past years have suffered primarily as a result of the decline in revenues earned by the U.S. flag fleet. Consequently, over the past two years, the Company has sold or contracted for sale certain assets, primarily U.S. flag vessels. During the first quarter of 1996, OMI delivered two U.S. flag dry bulk carriers to new owners and currently has an agreement to sell three U.S. flag chemical/product carriers to Hvide Marine Inc. ("Hvide") to be delivered in August 1996, contingent upon the completion of Hvide's public offering of common stock.

The Company believes that the opportunities for future acquisitions are more favorable in the international market and is focusing its efforts on its foreign fleet. In line with OMI's current strategy to focus on product carriers and Suezmax tankers, the Company disposed of three older foreign flag vessels in 1995; one combination carrier, a Panamax crude oil carrier and a product carrier. Three 30,000 dwt. product carriers were acquired in the third and fourth quarters of 1995. In June 1996, OMI sold a 1978 built VLCC for a gain.

OMI's foreign fleet comprises product carriers and crude oil tankers, predominantly Suezmax tankers. OMI owns ten foreign flag product carriers of which five vessels operate on time charters and the remaining vessels operate in the spot market. The market for product carriers has been more stable than the Suezmax tanker market, although the opportunity to earn higher rates is greater in the Suezmax tanker market. The average six month 1996 rate in the product carrier market is stronger than the average annual 1995 rate. This increase is partially due to the increased world demand for refined petroleum products.

The tanker market has been highly volatile since the late 1980's when new tonnage was delivered into an improving tanker market. At the same time, the strong tanker market discouraged scrapping of older vessels. In 1992, as a result of the supply in the tanker market and a global recession, tanker rates declined and have continued to be volatile over the last few years. Beginning mid - 1995, rates in the tanker market are improving as a result of increased demand for oil due to higher economic growth and low oil inventories. Typically, rates in the tanker market increase in the third and fourth quarters due to increases in demand for oil in preparation for the winter months. Rates are expected to continue to improve into 1997, although there is no assurance that this will occur.

The OMI Columbia, OMI's largest domestic vessel, began operating under a seven year time charter for a major oil company in the Alaskan oil trade in May 1996. Two other U.S. flag vessels, the Patriot and the Courier are on time charter to the Military Sealift Command ("MSC") until 1997. The Ranger, a sister vessel, was laid up in July 1996 due to the lack of profitable charters. The Company is currently evaluating offers from potential buyers for this vessel. A U.S. flag bulk carrier, the Platte, is also laid up while the Company is seeking permission to reflag the vessel.

Operating results improved in 1996 for OMI's 83 percent owned subsidiary OMI Petrolink Corporation ("Petrolink") a Houston-based subsidiary in the business of lightering large crude oil carriers and operating an offshore supply boat business. In 1995, increased competition in the lightering business caused a decrease in both volume and rates which resulted in operating losses. The company reduced the number of vessels it charters from six to three, renegotiated the rates paid for the ships it charters-in and increased utilization of its supply boats, resulting in profits for the six months ended June 30, 1996.

Results of Operations

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which is voyage revenue less vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses. The revenue rate is likely to be lower than a time charter since the costs are assumed by the charterer. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs, fuel price and consumption.

Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew payroll/benefits/travel, stores expense, maintenance and repair expense, drydock expense, insurance expense and miscellaneous vessel expenses. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

Results of Operations for the Six and Three Months Ended June 30, 1996 versus June 30, 1995

Voyage Revenue less Vessel and Voyage Expenses

Net voyage revenues of $29,631,000 for the six months ended June 30, 1996 increased $15,396,000 or 108 percent as compared to net voyage revenues of $14,235,000 for the six months ended June 30, 1995. The net increase was primarily attributable to the U.S. flag fleet, which accounted for $12,642,000 of the increase. Net increases in 1996 domestic operations primarily resulted from the following: (i) the OMI Columbia operated on a time charter in 1996 at higher rates with no offhire days compared to 71 idle days in the first six months of 1995, (ii) two vessels, the Patriot and the Courier, are currently operating on time charters with MSC; in 1995 these vessels were offhire an aggregate of 107 days while in drydock in preparation for these long-term charters, (iii) the OMI Star was purchased in June 1995, thus eliminating expenses of chartering-in this ship, (iv) the Platte earned more revenue in 1996 due to 42 more operating days in 1996 compared to 1995 (however, the vessel has still incurred losses in 1996) and (v) results of operations of Petrolink improved in 1996. Increases in domestic operations were offset in part by decreases in net voyage revenue which had been contributed by two dry bulk carriers that were sold in the first quarter of 1996.

Net increases of $2,754,000 in 1996 foreign net voyage revenues resulted from improved international market conditions primarily in the crude oil market. Increases in revenue were offset, however, by increases in fuel expenses as compared to the first half of 1995. Other increases in foreign net voyage revenue were from revenue generated from a product carrier acquired in November 1995. Increases in net voyage revenue were offset in part by decreases in net voyage revenue resulting from the sale of a vessel in June 1995.

Net voyage revenues of $13,192,000 for the three months ended June 30, 1996 increased $4,715,000 or 56 percent as compared with $8,477,000 for the three months ended June 30, 1995. The net increase in the domestic fleet of $3,984,000 was primarily attributable to the OMI Columbia, which accounted for $1,635,000 of the increase. Other domestic increases were due to increased revenue for the Platte which was idle for 18 less days in 1996 compared to 1995 and improvement in the results of operations of Petrolink. The net increase in the foreign fleet of $731,000 was due to higher rates for crude oil tankers than rates in the comparable period in 1995 and net voyage revenue generated from a vessel acquired November 1995. The increases were offset in part by decreases in net voyage revenue from the sale of the two dry bulk carriers in the first quarter of 1996 and the sale of a foreign vessel in June 1995.

Other Income

Other income consists primarily of management fees and dividend income earned on investments. During the six months ended June 30, 1996, other income increased $742,000 or 26 percent to $3,626,000 from $2,884,000 for the same period in 1995. The increase in 1996 was primarily from fees received from the U.S. government for the management of ten vessels in 1996 versus six vessels in 1995. Increases were offset in part by decreases in management fees from two joint ventures, one which is currently being managed by OMI's joint venture partner and the other is being managed by a contracted technical manager.

For the second quarter 1996 other income increased $718,000 or 53 percent to $2,075,000 from $1,357,000 for the same period in 1995.

Other Operating Expenses

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the six months ended June 30,1996, these expenses decreased an aggregate of $3,537,000 or 13 percent. The primary reason for the decrease was the reduction of operating lease expense of $2,208,000 after the purchase of the OMI Hudson from its lessor in February 1996. Depreciation expense declined by $945,000 as a result of the disposal of two dry bulk carriers in 1996, the disposal of a vessel in June 1995 and the write-down of the carrying value of two vessels in December 1995 to recognize impairment losses. The decreases in depreciation expense were offset, in part, by depreciation on two vessels acquired in 1995 and depreciation on the OMI Hudson. Decreases in general and administrative expenses of $384,000 include a decline in employee salaries and benefits of approximately $568,000 for a charge for employees electing to terminate their employment under a voluntary severance program in the first quarter of 1995. Such decreases were offset in part by increases in professional fees for legal and consulting services.

For the three months ended June 30, 1996, other operating expenses decreased an aggregate of $1,935,000 or 14 percent. The primary reasons for the decrease were due to a reduction of operating lease expense of $1,360,000, net decreases in depreciation expense of $318,000 and decreased general and administrative expenses of $257,000.

Other Income (Expense)

Other income (expense) consists of gain (loss) on disposal of assets-net, interest expense-net, minority interest in (income) loss of subsidiary and other-net. The net decrease of $3,612,000 or 66 percent in net other expense for the six months ended June 30, 1996 compared to the same period in 1995 was primarily due to the decrease in gain on disposal of assets. In 1995, 2,503,389 shares of Noble Drilling Corporation stock were sold for a gain of $7,806,000 which was offset by the loss on sale of a foreign vessel in June 1995 of $1,428,000. A gain of $3,660,000 was recorded in 1996 for the sale of a vessel in June. Interest expense increased $376,000 or three percent due to interest related to drawdowns on lines of credit aggregating $23,000,000 during the six months ended June 30, 1996. An additional increase in net other expense was due to an increase in minority interest in Petrolink, corresponding to the improved operating results for that company in 1996.

For the three months ended June 30, 1996, net other expense decreased $3,950,000 or 57 percent, primarily resulting from the disposal of a vessel in June 1996 for a $3,660,000 gain compared to the loss on disposal of $1,428,000 in June 1995.

Benefit for Income Taxes

The benefit for income taxes of $367,000 and $5,195,000 for the six months ended June 30, 1996 and 1995, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

Equity in Operations of Joint Ventures

Equity in operations of joint ventures of $1,066,000 decreased $3,533,000 for the six months ended June 30, 1996 from $4,599,000 for the same period in 1995. The net decreases were primarily attributable to three joint ventures. One 49.9 percent joint venture, Geraldton Navigation Company Inc. ("Geraldton") sold a vessel in the first half of 1995, OMI's portion of the gain was $990,000. Amazon, a 49 percent owned joint venture, operates one vessel which was offhire due to drydocking an aggregate of 87 days during the six months ended June 30, 1996. Also, in June of 1996, OMI recorded a loss of $867,000 related to the sale of a vessel by Mosaic Alliance Corporation ("Mosaic"), a 49.9 percent owned joint venture.

For the second quarter of 1996, equity in operations of joint ventures of $175,000 decreased $1,905,000 from the second quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $17,265,000 decreased $15,304,000 or 47 percent at June 30, 1996 from the balance of $32,569,000 at December 31, 1995. The Company's working capital of $(15,897,000) at June 30, 1996, decreased $13,243,000 from $(2,654,000) at December 31, 1995. The primary reasons for the decline in working capital were the purchase of the OMI Hudson, the repurchase of $14,050,000 of Senior Notes in the first quarter and payment of outstanding debt of $7,500,000 for a vessel delivered in an exchange transaction.

For the six months ended June 30, 1996, net cash used by operating activities was $13,190,000 which was an increase of $5,899,000 compared to net cash used by operating activities of $7,291,000 for the six months ended June 30, 1995. The primary cause of the increase in cash used was the payment of the $22,000,000 lease termination fee for the OMI Hudson.

For the six months ended June 30, 1996, sources of liquidity, other than from operating activities were primarily proceeds of $29,622,000 from the sale of two vessels and proceeds of $23,000,000 drawn on two lines of credit. The primary uses of cash, other than for operating activities, during the six months ended June 30, 1996 were for payments of $44,301,000 of long-term debt ( which includes $13,144,000 for repurchases of Senior Notes and $20,500,000 in debt prepayments for vessels disposed of) purchase of the OMI Hudson for cash of $9,300,000 (for which OMI also assumed $19,750,000 in related debt) and other capital expenditures for improvements on vessels of $1,220,000.

On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its $136,950,000 aggregate principal 10 1/4 percent unsecured Notes ("Notes") due 2003. Of the $136,950,000 aggregate amount of Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 principal amount of Notes not tendered remain outstanding. An extraordinary loss (net of the tax benefit) of approximately $3,000,000 or $.10 per share will be recorded in the third quarter for the extinguishment of debt. The purchase of the Notes was financed by a bank credit facility.

In addition, prior to July 12, 1996, the Company had two $10,000,000 line of credit facilities. In conjunction with the negotiation of the new credit facility described below, these lines were terminated. The Company also had a revolving credit/term loan agreement providing for a credit facility of up to $37,000,000 secured by three vessels. This loan was included as part of the new credit agreement.

In July 1996 the Company signed a $167,750,000 credit agreement with two foreign banks as co-arrangers. The new credit agreement, which matures in 18 months, requires two equal semi-annual installments of $7,500,000 until January 1998 when all of the remaining balance is due. The credit agreement bears interest at a rate of LIBOR plus 1 3/4 percent until December 31, 1996 when the rate increases to LIBOR plus 2 1/2 percent unless OMI has made aggregate principal repayments of at least $67,500,000 on or before such date. The Company repaid $6,827,000 (equal to the amount of Notes not tendered) of such outstanding principal amounts on July 18, 1996.

The new credit agreement is secured by first priority mortgages and assignment of new earnings on 13 vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in Petrolink, Amazon, Wilomi, and White Sea. Further, OMI's equity ownership interests in Mosaic and Geraldton may not be pledged to secure other borrowings.

In August 1996, OMI expects to receive approximately $30,000,000 in cash for the sale of the three chemical carrier vessels and its interest in Ocean Specialty Tankers Corporation ("OSTC") to Hvide. Of the cash proceeds, $12,775,000 will be placed in an escrow account for use in acquiring another vessel. Hvide will assume $34,650,000 of debt. Approximately $8,000,000 of the cash received will be used to repay debt.

OMI believes it is in the position to meet its current and future obligations. The Company is continually considering other debt and equity opportunities to increase the Company's cash flow and reduce future interest costs. OMI may also increase its liquidity by selling additional vessels in 1996 that are not in line with the Company's strategy to concentrate in Suezmax tankers and product carriers.

COMMITMENTS

OMI and a joint venture partner have committed to construct a vessel being built in the Peoples Republic of China for a cost of approximately $56,000,000. The vessel is scheduled to be delivered in 1996. OMI guarantees 49 percent through a joint venture partner.

OMI acts as a Co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. The portion of debt guaranteed by the partners was approximately $86,555,000 at June 30, 1996, with OMI's share of such guarantees being approximately $42,580,000. OMI also is guarantor for a joint venture, OSTC's revolving line of credit of up to $4,000,000 at June 30, 1996, with a guarantee to OMI from its joint venture partner Hvide of 50 percent of the amount guaranteed by OMI. OMI will be relieved of its guarantee when the sale of OSTC is consummated.

The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At June 30, 1996, no such deficiencies have occurred which have required funding.

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

                  None.

Item 3 - Defaults upon Senior Securities

                  None.

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 21, 1996, OMI Corp. held the annual meeting of shareholders. At this meeting, the stockholders were asked to consider and vote upon the following matters:

     1)   To elect two directors (Class I) for a three year term. Messrs. Livio
          M. Borghese and Emanuel L. Rouvelas whose terms expire in 1996 were approved for reelection for new three year terms expiring in 1999.

     2) To ratify the appointment of Deloitte & Touche LLP as auditors of OMI Corp. and various subsidiaries for the year ending December 31, 1996. This proposal was approved.

Item 5 - Other Information

                  None.

Item 6 - Exhibit and Reports on Form 8-K

     a. Exhibits

          27 OMI Corp. - Financial Data Schedule, dated June 30, 1996.

     b. Reports on Form 8-K

          As filed on June 12, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.
               -------------------------------------------------
                                  (REGISTRANT)



Date:   August 14, 1996                  By: Jack Goldstein
       ---------------------                 ------------------------
                                             Jack Goldstein
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:   August 14, 1996                  By: Vincent de Sostoa
       ---------------------                 ------------------------
                                             Vincent de Sostoa
                                             Senior Vice President/
                                             Finance and Chief
                                             Financial Officer