Form 10-Q
period 1996-09-30
OMI CORP
filed 1996-11-14
CIK 732780

             BEING FILED PURSUANT TO RULE 901 (D) OF REGULATION S-T


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                             For the period from to

                             COMMISSION FILE NUMBER

                                     2-87930



                                    OMI CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                      13-2625280

        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)

      90 PARK AVENUE, NEW YORK, N.Y.               10016
--------------------------------------------------------------------------------
          (Address of principal                   (Zip Code)
           executive offices)

Registrant's telephone number, including area code  (212) 986-1960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [X]       No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 1996:

            Common Stock, par value 0.50 per share 31,150,515 shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Statements of
              Operations for the three and nine months
           ended September 30, 1996 and 1995                                  3

            Condensed Consolidated Balance Sheets-
           September 30, 1996 and December 31,1995                            4

            Consolidated Statement of Changes in
              Stockholders' Equity for the nine months
           ended September 30, 1996                                           5

            Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1995                            6

            Notes to Condensed Consolidated Financial
           Statements                                                         7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10


PART II:  OTHER INFORMATION                                                  18

SIGNATURES                                                                   19




                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS       FOR THE NINE  MONTHS
                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,

                                                    1996            1995         1996            1995
                                                    ----            ----         ----            ----
Revenues:
  Voyage revenues                                  $ 55,952      $ 59,655      $ 175,446       $ 175,924
  Other income                                        2,647         1,476          6,273           4,360
                                                     ------        ------        -------         -------
    Total revenues                                   58,599        61,131        181,719         180,284
                                                     ------        ------        -------         -------
Operating Expenses:
  Vessel and voyage                                  40,711        51,937        130,574         153,971
  Depreciation and amortization                       7,571         8,878         23,818          26,070
  Operating lease                                        --           826            755           3,789
  General and administrative                          4,096         3,240         11,425          10,953
                                                     ------        ------        -------         -------
    Total operating expenses                         52,378        64,881        166,572         194,783
                                                     ------        ------        -------         -------
Operating income (loss)                               6,221        (3,750)        15,147         (14,499)
                                                     ------        ------        -------         -------
Other income (expense):
  Gain (loss) on disposal of
   assets-net                                         9,232           531         12,833           6,766
  Interest expense-net                               (6,866)       (5,756)       (20,009)        (18,460)
  Minority interest in (income)
    loss of subsidiary                               (1,194)           78         (1,287)            197
  Other-net                                              --            --             --             883
                                                      ------        ------        -------         ------
    Net other income (expense)                        1,172        (5,147)        (8,463)        (10,614)
                                                     ------        ------        -------        --------

Income (loss) before income taxes,
  equity in operations of joint
  ventures and extraordinary loss                     7,393        (8,897)         6,684         (25,113)
Provision (benefit) for income
  taxes                                               2,395        (3,101)         1,833          (8,296)
                                                     ------        ------        -------         --------
Income (loss) before equity in
  operations of joint ventures
  and extraordinary loss                              4,998        (5,796)         4,851         (16,817)
Equity in income of operations of
  joint ventures                                         70           894          1,136           5,493
                                                     ------        ------        -------        --------
Income (loss) before extraordinary
  loss                                                5,068        (4,902)         5,987         (11,324)
Extraordinary loss, net of tax                       (3,022)         --           (2,661)             --
                                                     ------        ------        -------        --------
Net income (loss)                                  $  2,046      $ (4,902)     $   3,326       $ (11,324)
                                                     ======        ======        =======       =========


Earnings (loss) per common share:
  Income (loss) before extraordinary
    loss                                           $   0.16      $  (0.16)     $    0.19        $   (0.37)
  Extraordinary loss-net of tax                       (0.10)         --            (0.08)              --
                                                     ------        ------        -------         --------
  Net income (loss)                                $   0.06      $  (0.16)     $    0.11        $   (0.37)
                                                     ======        ======        =======        =========

Weighted average number of shares
 of common stock outstanding                         31,558        30,927         31,420           30,658
                                                     ======        ======        =======        =========




See notes to condensed consolidated financial statements.





                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                          SEPTEMBER 30,       DECEMBER 31,
                                                             1996                1995
                                                        -------------         ---------
                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents: 1996-
  $25,756, 1995-$26,008                                 $   44,682            $   32,569
 Advances to masters                                         2,338                 2,033
 Receivables:
   Traffic                                                   9,152                12,016
   Other                                                    15,529                 9,333
 Income tax refund receivable                                5,651                 5,651
 Prepaid expenses and other current assets                   2,342                 5,937
 Vessel held for sale                                        2,574                14,668
                                                          --------              --------
     Total current assets                                   82,268                82,207
                                                          --------              --------
Capital Construction and other restricted
 funds                                                      10,074                 9,765

Vessels and other property, at cost                        515,044               646,135
Less accumulated depreciation                             (216,860)             (277,694)
                                                          --------              --------
Vessels and other property-net                             298,184               368,441
                                                          --------              --------

Investments in, and advances to joint ventures              88,708                84,915

Cash held in escrow                                         25,527                 1,830

Other assets and deferred charges                           14,385                18,328
                                                          --------              --------
Total                                                   $  519,146            $  565,486
                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                      $    8,786             $   5,187
  Accrued liabilities:
    Voyage and vessel                                       19,518                24,548
    Interest                                                 4,276                 4,375
    Lease termination costs                                    -                  22,000
    Other                                                    4,042                 4,169
  Current portion of long-term debt                         20,973                24,582
                                                          --------              --------
     Total current liabilities                              57,595                84,861
                                                          --------              --------

Long-term debt                                             238,307               259,284

Deferred income taxes payable                               63,435                63,082

Advance time charter revenues and other
 liabilities                                                 6,860                10,470

Minority interest in subsidiary                              3,662                 2,594

Stockholders' equity                                       149,287               145,195
                                                          --------              --------
Total                                                   $  519,146            $  565,486
                                                          ========              ========


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                            Unrealized
                                                                              Unearned     Gain (Loss)
                                                               Cumulative   Compensation       on                       Total
                        Common Stock      Capital    Retained  Translation   Restricted    Securities    Treasury   Stockholders'
                      Shares    Amount    Surplus    Deficit    Adjustment      Stock         -Net        Stock         Equity
                      ------    ------    -------    -------    ----------      -----         ----        -----         ------
Balance at
January 1, 1996       31,042   $ 15,521  $ 131,622  $ (5,265)   $   4,912     $  (1,404)   $     29     $  (220)     $   145,195

Net income                                             3,326                                                               3,326
Common stock issued      108         54        508                                                                           562
Amortization of unearned
   compensation                                                                     294                                      294
Net change in valuation
   account                                                                                      (90)                         (90)
                       ------   --------  ---------  --------    ---------     ---------    --------     -------      -----------

Balance at
 September 30, 1996   31,150   $ 15,575  $ 132,130  $ (1,939)     $  4,912    $  (1,110)  $     (61)    $  (220)     $   149,287
                      ======   ========  =========  ========      ========    =========   =========     =======      ===========




See notes to condensed consolidated financial statements.



                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         1996          1995
                                                                         ----          ----
CASH FLOWS (USED)PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                  $    3,326     $  (11,324)

  Adjustments  to  reconcile  net income
   (loss) to net cash (used)  provided by
    operating activities:
      Deferred income taxes                                               1,833         (8,296)
      Depreciation and amortization                                      23,818         26,070
      Amortization of unearned compensation                                 294            693
      Gain on disposal of assets-net                                    (12,833)        (6,817)
      Other - net                                                            --           (883)
      Extraordinary loss - net of tax                                     2,661             --
      Equity in operations of joint ventures
        over dividends received                                            (768)        (3,754)
      Changes in assets and liabilities:
       Receivables and other current assets                                 (41)         2,810
       Accounts payable and accrued liabilities                         (23,110)         1,165
       Advances (to) from joint ventures - net                           (3,025)         2,912
       Other assets and deferred charges                                (12,196)         1,773
       Advance time charter revenues and other
        liabilities                                                        (694)        (2,883)
       Other assets and liabilities - net                                   375            688
                                                                       --------        -------
Net cash (used) provided by operating activities                        (20,360)         2,154
                                                                       --------        -------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessels and other property                                (14,909)       (19,804)
 Proceeds/payments from sale of marketable securities                     1,079         14,867
 Proceeds from disposal of assets                                        57,839          8,763
 Proceeds and interest received and reinvested in the
   Capital Construction and other restricted funds                         (476)          (424)
 Withdrawals from Capital Construction and other
   restricted funds                                                          --          5,200
                                                                       --------        -------
Net cash provided by investing activities                                43,533          8,602
                                                                       --------        -------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                 541          1,260
 Proceeds from issuance of long-term debt                               173,923          9,000
 Payments on long-term debt                                            (185,524)       (23,870)
                                                                       --------        -------
Net cash used by financing activities                                   (11,060)       (13,610)
                                                                       --------        -------

Net increase (decrease) in cash and cash equivalents                     12,113         (2,854)
Cash and cash equivalents at beginning of period                         32,569         31,797
                                                                       --------        -------
Cash and cash equivalents at end of period                           $   44,682     $   28,943
                                                                       ========        =======



See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corp. and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1995 financial statements to conform to their 1996 presentation.


NOTE 2 - INCOME TAXES

The provision (benefit) for income taxes for the three and nine months ended September 30, 1996 and 1995 varies from statutory rates as follows:

                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
(IN THOUSANDS)                                1996         1995            1996          1995
--------------                                ----         ----            ----          ----

Provision (benefit) calculated at
 statutory rates                           $ 2,612       $(2,801)       $ 2,737       $(6,867)
Adjustment for equity in operations
 of certain joint ventures                    (217)         (300)          (904)       (1,429)
                                              ----          ----           ----        ------
Provision (benefit)                        $ 2,395       $(3,101)       $ 1,833       $(8,296)
                                           =======       =======        =======       =======


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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $21,599,000 and $17,482,000 for the nine months ended September 30, 1996 and 1995, respectively. There were no income taxes paid during the nine months ended September 30, 1996 or September 30, 1995.


NOTE 4 - CREDIT LINES/LOAN AGREEMENTS

On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes. Of the $136,950,000 outstanding aggregate amount of Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss (net of the tax benefit) of $3,022,000 or $0.10 per share was recorded in the third quarter primarily for the extinguishment of this debt.

To fund the  purchase of its Notes in  connection  with the cash  tender  offer, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, the Company signed a $167,750,000 Credit Agreement ("Credit Agreement") in July 1996 with two foreign banks as co-arrangers. This agreement, which matures in 18 months, requires two equal semi-annual installments of $7,500,000 at a rate of LIBOR plus 1.75 percent until December 31, 1996 when the rate increases to LIBOR plus 2.50 percent unless OMI has made aggregate principal repayments of at least $67,500,000 on or before such date. The Company has repaid an aggregate of $25,000,000 of such outstanding principal amount as of November 15, 1996. The Credit Agreement matures in January 1998 when the remaining balance is due.

The Credit Agreement is secured by first priority mortgages and assignment of earnings on 12 vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in OMI Petrolink Corporation ("Petrolink"), Amazon, Wilomi, Inc. and White Sea. Further, OMI's equity ownership interests in Mosaic Alliance Corp. and Geraldton Navigation Co. Inc. may not be pledged to secure other borrowings.

The Credit Agreement imposes operating and financial restrictions on the Company which affect, and in many respects significantly limit or prohibit, the ability of the Company to, among other things, incur additional indebtedness, create liens, sell capital stock of subsidiaries or certain other assets, make certain investments, engage in mergers and acquisitions, make certain capital expenditures or pay dividends.

NOTE 5 - GUARANTEED DEBT

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $82,959,000 at September 30, 1996, with OMI's share of such guarantees being approximately $40,812,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At September 30, 1996, no such deficiencies have been funded.


NOTE 6 - NEWLY ISSUED ACCOUNTING STANDARD

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

NOTE 7 - DISPOSAL AND ACQUISITION OF ASSETS

On September 30, 1996 the Company's 83% owned subsidiary, Petrolink, sold three supply boats for $11,600,000 in cash resulting in a gain of $9,708,000.

In August 1996, OMI received $30,000,000 in cash for the sale of three chemical carrier vessels and the buyer assumed $34,650,000 of debt from OMI which had been secured by mortgages on two of the vessels sold. Of the cash proceeds, 12.8 million was placed in an escrow account for use in acquiring another vessel which is expected to be delivered in the last quarter of 1996.

The Company has entered into a letter of intent with a shipyard for the construction of two Suezmax tankers with options for two more. The obligations of the Company and the shipbuilder to proceed with construction are dependent upon the successful completion of the Company's proposed public Offerings of 12,000,000 shares of common stock.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
OMI Corp. ("OMI" or the "Company") is the second largest, measured by dwt, publicly traded shipping company headquartered in the United States and provides seaborne transportation services for crude oil, petroleum products and dry bulk products (primarily iron ore, coal and grain) in the tanker and dry bulk markets. The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. Historically, the industry has been cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels.

OVERVIEW

Beginning in the late 1980's, new tonnage was delivered into an improving tanker market. At the same time, a strong tanker market discouraged scrapping of older vessels. In 1992, as a result of the increased supply of new tonnage in the tanker market combined with a global recession, tanker rates declined. Beginning in mid-1995, rates in the tanker market have been improving as a result of increased demand due to higher economic growth and low oil inventories.

Over the past several years, the Company has developed a strategy designed to capitalize on the strengths of OMI, the compelling industry dynamics in the international tanker market and a competitive advantage of operating large and concentrated fleets. The Company has been implementing several key strategic initiatives, including (i) refocusing its operations from the U.S. flag domestic market to the international tanker market; (ii) developing large and concentrated fleets of Suezmax tankers and product carriers; (iii) reducing vessel operating and corporate overhead costs by streamlining the U.S. fleet;
(iv) continuing its commitment to the highest quality fleet and management;  and
(v) managing the spot versus time charter mix of its vessels.

Results in past years have suffered primarily as a result of the decline in net voyage revenues earned by the U.S. flag fleet, impairment charges for vessels and weak international rate environments for tankers. The main factor keeping the Company from profitable operations was a decline in net voyage revenues, which equals voyage revenues minus vessel and voyage expenses. The reduction in net voyage revenues in past years is primarily attributable to U.S. flag operations. Since 1994, U.S. flag operations have generated insufficient voyage revenue to cover its operating costs and contribute to debt service. In 1994, losses were compounded by provisions for losses for the impairment of vessel values and the impairment reserve of a lease obligation. In 1995 and 1996, the Company sold U.S. flag assets which were not profitable and applied the proceeds to the repayment of debt. Consequently, the Company will not continue to incur losses from the operation of these vessels. Interest expense has also been a significant factor in the Company losses. Management intends to reduce interest expense in the future through the application of a portion of the proceeds of a public offering of 12,000,000 shares of common stock to lessen debt and through the sale of assets which are not strategic to the Company's operations.

Specifically, U.S. results were adversely affected by the lay up status of the OMI COLUMBIA and unprofitable operations of the OMI HUDSON and the OMI DYNACHEM. After being in lay up for a significant amount of time from 1993-1995, the OMI COLUMBIA, OMI's largest domestic vessel, began operating in October, 1995 under a long-term charter which expires in December 2002. In August 1996, the OMI HUDSON and OMI DYNACHEM were disposed of in a transaction with Hvide Marine Inc. ("Hvide"). The Company has also evaluated whether it would be benefited by reflagging its operating U.S. flag vessels and has concluded that it would not be. Existing time charters which require U.S. flag registry, difficulties of obtaining the requisite U.S. Maritime Administration approvals and the advanced age of the vessels make them more valuable in U.S. flag than in foreign flag.

Operating results improved in 1996 for OMI's 83 percent owned subsidiary, OMI Petrolink Corporation ("Petrolink"), a major provider of lightering services to tankers importing crude oil into the Gulf of Mexico. In 1995, increased competition in the lightering business caused a decrease in both volume and rates which resulted in operating losses. The Company reduced the number of vessels it charters from six to three, renegotiated the rates paid for the ships it charters-in and increased utilization of its supply boats, resulting in a profit before taxes of $11.7 million for the nine months ended September 30, 1996. Included in that profit is a gain of $9.7 million from the sale of three supply boats which no longer fit Petrolink's operating strategy.

As part of its effort to return itself to profitability, management has developed a program to be implemented over time to reduce its overhead and vessel operating costs. In 1994, management instituted a voluntary separation program which reduced staff personnel and associated benefit programs and has required employee contributions to pension and health programs. The Company anticipates there will be ongoing efforts to reduce administrative costs through staff reductions and less dependency on vendors. The Company has recently negotiated a multi-year insurance program for general insurance, which will lessen future increases.

Vessel operating costs are primarily composed of wages, insurance and vessel stores. Insurance premiums for vessels were recently fixed for three years which will lessen increases in future payments. The Company has negotiated a contract with its union personnel which reduces the rate of wage escalation from 1996 through 1999. The Company is currently evaluating programs to reduce vessel stores and inventory expense. Operating costs are affected by the vessels' trading patterns. The Company believes its actions have reduced the rate of escalation in its operating costs.

The Company operates its tankers in markets that have historically exhibited seasonal variation in demand. Typically, rates in the tanker market increase in the third and fourth quarters due to increases in demand for oil.

The Company has filed a registration statement with the Securities and Exchange Commission relating to a proposed concurrent U.S. and international offerings ("Offerings") of 12,000,000 shares of its common stock.

RESULTS OF OPERATIONS

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs, fuel price and consumption.

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


RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

VOYAGE REVENUE LESS VESSEL AND VOYAGE EXPENSES

Net voyage revenues of $44.9 million for the nine months ended September 30, 1996 increased $22.9 million, or 104 percent, as compared to net voyage revenues of $22.0 million for the nine months ended September 30, 1995. The net increase was primarily attributable to the U.S. flag fleet, which accounted for $18.6 million of the increases. Net increases in 1996 domestic operations primarily resulted from the following: (i)the OMI COLUMBIA is operating on a time charter in 1996 at higher rates with no offhire days compared to 71 idle days in the nine months of 1995; (ii) two vessels, the PATRIOT and the COURIER, are currently operating on time charters with the U.S. Military Sealift Command; in 1995 these vessels were offhire an aggregate of 107 days while in drydock in preparation for these long-term charters; (iii) results of operations of Petrolink improved in 1996; (iv) the OMI STAR was purchased in June 1995, thus eliminating expenses of chartering-in this ship; and (v) the PLATTE earned more revenue in 1996 due to more operating days in 1996 compared to 1995 (however, the vessel has still incurred losses in 1996).

Net increases of $4.3 million or 19 percent in 1996 foreign net voyage revenues resulted from improved international market conditions in the crude oil market. Increases in revenue were offset, however, by increases in fuel expenses as compared to the same period in 1995, and the expense of drydocking a crude carrier.

Net voyage revenues of $15.2 million for the three months ended September 30, 1996 increased $7.5 million or 97 percent as compared to net voyage revenues of $7.7 million for the three months ended September 30, 1995. The net increase in the domestic fleet of $6.0 million was primarily attributable to the improved operating results of Petrolink and the improved performance of the OMI COLUMBIA. The net increase in the foreign fleet of $1.5 million was due primarily to higher revenues earned by the Suezmax tankers than revenues in the comparable period in 1995.

OTHER INCOME

Other income consists primarily of management fees and dividend income earned on investments. For the nine months ended September 30, 1996, other income was $6.3 million, an increase of $1.9 million or 43 percent from $4.4 million in the nine months ended September 30, 1995. For the three months ended September 30, 1996, other income was $2.6 million as compared to $1.5 million. The increase in both periods was primarily from additional fees received from the U.S. Government for the management of ten vessels in 1996 versus six vessels in 1995. These increases were offset in part by the decrease of management fees received from two joint ventures, one of which is currently being managed by OMI's joint venture partner and the other of which is now being managed by a third party technical manager.

OTHER OPERATING EXPENSES

The Company's operating expenses, other than vessel and voyage expenses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the nine months ended September 30, 1996, these expenses decreased an aggregate of $4.8 million or 12 percent from the nine months ended September 30, 1995. The primary reason for the decrease was the reduction of the operating lease expense of $3 million after the purchase of the OMI HUDSON from its lessor in February 1996. Depreciation expense decreased by $2.3 million or 9 percent as a result of the write-down of the carrying value of two vessels in December 1995 to recognize impairment losses. General and administrative expense increased by $472,000 or 4 percent to $11.4 million for the nine months ended September 30, 1996. This increase was primarily attributable to a one time charge by Petrolink of $684,000 to incentive compensation as a result of the supply boat sale.

For the three months ended September 30 1996, other operating expenses decreased $1.3 million or 10 percent. The primary reasons for the decrease were due to a reduction of $826,000 in operating lease expense and net decreases in depreciation expense of $1.3 million, offset by an increase in general and administrative expense of $856,000, primarily from the charge for incentive compensation mentioned above.


OTHER INCOME (EXPENSE)

Other income (expense) consists of gain (loss) on disposal of assets-net, interest expense-net, minority interest in (income) loss of subsidiary and other-net. For the nine months ended September 30, 1996, these expenses decreased $2.2 million, or 20 percent, from the nine months ended September 30, 1995. This decrease was primarily due to the increase of $6.1 million, or 90 percent in gain on disposal of assets-net. In the third quarter of 1996, the Company recognized a gain of $9.7 million from the sale of three supply boats. Additionally, an aggregate of $2.7 million net gains were recognized as a result of the sale of 5 vessels in 1996. In 1995, 2,503,389 shares of Noble Drilling Corporation stock were sold for a gain of $7.8 million which was offset by the loss of $1.4 million on the sale of a foreign vessel. Interest expense-net increased by $1.5 million, or 8 percent due to the write-off of unamortized loan fees pertaining to debt secured by the HUDSON and the DYNACHEM and financing fees on lines of credit. Minority interest in income (loss) of subsidiary increased by $1.5 million primarily due to Petrolink's gain on the sale of its supply boats.

For the three months ended September 30, 1996, net other income (expense) increased by $6.3 million to $1.2 million income as compared to a $5.1 million loss for the same period in 1995. This was primarily due to the $9.7 million gain from the sale of the supply boats, offset by the decrease in minority interest of $1.3 million and an increase in interest expense of $1.1 million.

PROVISION (BENEFIT) FOR INCOME TAXES

The income tax provision of $1.8 million and benefit of $8.3 million for the nine months ended September 30, 1996 and 1995, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon
Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES

Equity in operations of joint ventures was $1.1 million for the nine months ended September 30, 1996 as compared to $5.5 million for the nine months ended September 30, 1995. The decrease was primarily from the operations of three joint ventures. One 49.9 percent owned joint venture, Geraldton Navigation Company Inc. ("Geraldton") sold a vessel in 1995, OMI's portion of the gain was $990,000. Amazon, a 49 percent owned joint venture, operates one vessel which was offhire due to drydocking an aggregate of 87 days during the nine months ended September 30, 1996. Also, in June of 1996, OMI recorded a loss of $867,000 related to the sale of a vessel by Mosaic Alliance Corporation ("Mosaic"), a
49.9 percent owned joint venture.

For the third quarter of 1996, equity in operations of joint ventures of $70,000 decreased $824,000 from $894,000 in the third quarter 1995. The decrease was primarily attributable to the operating results of Amazon.

EXTRAORDINARY LOSS

In the third quarter of 1996 the Company recorded an extraordinary loss, net of tax of $3.0 million, or $.10 per share, in connection with the repurchase of $130.1 million aggregate principal amount of its Senior Notes. See "Liquidity and Capital Resources - Financing Facilities."

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents of $44.7 million at September 30, 1996 increased $12.1 million from the balance of $32.6 million at December 31, 1995. The Company's working capital of $24.7 million at September 30, 1996, increased $27.4 million from $(2.7) million at December 31, 1995. The primary reason for the increase in working capital is due to proceeds from the disposition of assets, net of debt repaid.

For the nine months ended September 30, 1996, net cash used by operating activities was $20.4 million compared to $2.2 million cash provided by operations in the nine months ended September 30, 1995. The primary cause of the increase in cash used was the payment of $22 million as part of the $25 million lease termination fee for the OMI HUDSON in the first quarter of 1996.

A component of cash used by operating activities is cash used for advances to joint ventures. Such advances, which can be large, support operating activities that occur in the normal course of business. These advances are repaid periodically. The Company has received dividends from certain joint ventures aggregating $368,000 in the nine months ended September 30, 1996 and $539,000 for the same period in 1995. Most joint venture earnings are considered to be invested for an indefinite period and are not available for distribution, and there is no certainty that the joint ventures, the earnings of which are not considered to be indefinitely invested, will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from joint ventures to improve its liquidity.

The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. For the nine months ended September 30, 1996, sources of liquidity, other than from operating activities, were primarily net proceeds of $160.9 million from a new credit facility, proceeds of $29.6 million from the sale of two vessels, and $11.6 million from the sale of supply boats. In addition, in August 1996, OMI received approximately $30 million in cash for the sale of the three chemical carrier vessels and its interest in Ocean Specialty Tankers Corporation ("OSTC") to Hvide. Hvide also assumed $34.7 million of debt, which had been secured by mortgages on two of the vessels. Of the cash proceeds, $12.8 million was placed in an escrow account for use in acquiring another vessel which is expected to be delivered in the last quarter of 1996.

The primary uses of cash, other than for operating activities, were for payments of $185.5 million on long-term debt (including $143.2 million for repurchases of Senior Notes and $24.3 million in debt prepayments for vessels disposed of), the purchase of the OMI HUDSON for cash of $9.3 million (for which OMI also assumed $19.6 million in related debt) and other capital expenditures for vessels aggregating $5.6 million.



FINANCING FACILITIES

In July 1996, OMI repurchased $130.1 million aggregate principal amount of its Senior Notes in a cash tender offer as part of a plan to refinance portions of the Company's long term indebtedness in order to reduce its interest expense and to eliminate the restrictive covenants in the Senior Notes. As a result of the tender offer, only $6.8 million principal amount of the Senior Notes remain outstanding. An extraordinary charge (net of the tax benefit) of $3.0 million or $.10 per share was recorded in the third quarter for the extinguishment of debt.

To fund the purchase of its Senior Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, the Company signed a $167.8 million Credit Agreement with two foreign banks as co-arrangers. The Credit Agreement requires two repayments of $7.5 million of principal in January 1997 and July 1997, with the balance of the principal due in January 1998. The Credit Agreement bears interest at a rate of LIBOR plus 1 3/4 percent until December 31, 1996 when the rate increases to LIBOR plus 2 1/2 percent unless OMI has made aggregate principal repayments of at least $67.5 million on or before such date. As of November 14, 1996 the Company has made principal payments of $25 million and has an outstanding balance of $142.8 million.

The Credit Agreement has been secured by first priority mortgages and assignment of earnings on 12 vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in Petrolink, Amazon, Wilomi, Inc. and White Sea. Further, OMI's equity ownership interests in Mosaic and Geraldton may not be pledged to secure other borrowings. The Credit Agreement imposes operating and financial restrictions on the Company which affect, and in many respects significantly limit or prohibit, the ability of the Company to, among other things, incur additional indebtedness, create liens, sell capital stock of subsidiaries or certain other assets, make certain investments, engage in mergers and acquisitions, make certain capital expenditures or pay dividends.

In addition to the Credit Agreement, the Company also has a revolving credit/term loan agreement providing for up to $35 million in borrowings, all of which was drawndown as of September 30, 1996.

The Company is required to repay its Credit Agreement in full within 120 days after the closing of its proposed Offerings of common stock. After giving effect to the proposed reduction in borrowings under the Credit Agreement using the proceeds of the public Offerings, the Company will still be unable to satisfy its repayment obligations under the Credit Agreement using its available cash, and will be required to refinance the borrowings that remain outstanding or to sell assets to meet its obligations. In addition, the Company also expects its vessel acquisition program to require significant amounts of additional capital. The Company has undertaken discussions with its lead lenders to refinance the Credit Agreement on more favorable terms and to fund the Company's proposed vessel acquisition program. While no binding commitments exist, discussions with two leading finance banks have indicated that they will support the Company in the refinancing of its existing credit facilities and the financing of a new construction program. The banks have also indicated that the Company's debt reduction program through the sale of assets and reduction of operating costs will result in more favorable credit terms. While the Company believes the strengthening of its balance sheet through the proposed Offerings will make it possible for the Company to borrow sufficient capital to refinance the Credit Agreement and fund its proposed vessel acquisition program, there can be no assurance that the Company will have the ability to borrow the amounts it requires on attractive terms or at all.

The Company believes that the actions it has taken in the last 12 months to improve its liquidity and financial position will, along with the consummation of the proposed Offerings, give the Company greater financial flexibility and permit it to borrow sufficient additional capital to refinance the Credit Agreement, fund its vessel acquisition program and finance its other cash needs.

If additional financing were not to be available, the Company could be forced to renegotiate the terms of the Credit Agreement and to curtail its vessel acquisition program.

COMMITMENTS

OMI is co-guarantor for a portion of the debt incurred by joint ventures with affiliates of two its joint venture partners. The portion of debt guaranteed by the partners was approximately $83.0 million, at September 30, 1996, with OMI's share of such guarantees being approximately $40.8 million.

The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At September 30, 1996, no such deficiencies have occurred which have required funding.

The Company has entered into a contract to sell a laid-up U.S. flag product carrier to foreign interests. The sale is contingent upon approval being granted by the U.S. Maritime Administration.

The Company and a joint venture partner have committed to take delivery of a Suezmax tanker in the fourth quarter of 1996 from a shipyard in the People's Republic of China for a cost of approximately $56 million. OMI holds a 49 percent interest in the joint venture entity.

The Company has contracted to acquire one 30,000 dwt product carrier built in 1991. Delivery is expected in the fourth quarter of 1996.

The Company has entered into a letter of intent with a shipyard for the construction of two Suezmaz tankers with options for two more. Each Suezmax tanker will cost between $50 and $55 million. The obligations of the Company and the shipbuilder to proceed with construction are dependent upon the successful completion of OMI's proposed Offerings of 12,000,000 shares of common stock.

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

                      None.

ITEM 5 - OTHER INFORMATION

                      None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  A.  EXHIBITS

    27 OMI Corp. - Financial Data Schedule, dated September 30, 1996.

  B.  REPORTS ON FORM 8-K

                      None

                                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.
--------------------------------------------------------------------------------
                                  (REGISTRANT)



DATE:   NOVEMBER 14, 1996               BY: /s/ Fredric S. London
       ---------------------                -----------------
                                            FREDRIC S. LONDON
                                            SENIOR VICE PRESIDENT AND
                                            CORPORATE COUNSEL


DATE:   NOVEMBER 14, 1996               BY: /s/ Kathleen Haines
        -----------------               -------------------
                                            KATHLEEN HAINES
                                            VICE PRESIDENT AND
                                            CONTROLLER

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.
--------------------------------------------------------------------------------
                                  (REGISTRANT)



DATE:   NOVEMBER 14, 1996                BY: ----------------------------
                                             FREDRIC S. LONDON
                                             SENIOR VICE PRESIDENT AND
                                             CORPORATE COUNSEL


DATE:   NOVEMBER 14, 1996                BY: -----------------------------
                                             KATHLEEN HAINES
                                             VICE PRESIDENT AND
                                             CONTROLLER