Form 10-K
period 1996-12-31
OMI CORP
filed 1997-03-28
CIK 732780

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1997

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                   ----------

                         COMMISSION FILE NUMBER 1-10164
                                    OMI CORP.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                               13-2625280
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (212) 986-1960

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, PAR VALUE $.50 PER SHARE            NEW YORK STOCK EXCHANGE
            Title of Class                  Name of Exchange on which Registered

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                                   ----------

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

                                 YES X     NO
                                    ---      ---

          AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE
                AS OF THE CLOSE OF BUSINESS ON MARCH 24, 1997:
                                  $390,597,833

         NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING
                             AS OF MARCH 24, 1997:
                                  42,805,242

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

(1) PORTIONS OF THE OMI CORP. 1996 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                      INDEX

                                   ----------

                                     PART I
ITEMS                                                                           PAGE(S)
-----                                                                           -------
 1 and 2.  Business and Properties .............................................   1-6
 3.        Legal Proceedings ...................................................     6
 4.        Submission of Matters to a Vote of Security Holders .................     6
           Executive Officers of OMI ...........................................   7-8

                                     PART II

 5.        Market for OMI's Common Stock and Related Stockholder Matters .......     8
 6.        Selected Financial Data .............................................     9
 7.        Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................. 10-16
 8.        Financial Statements and Supplementary Data ......................... 17-37
 9.        Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...............................................    43

                                    PART III

10.        Directors and Executive Officers of OMI .............................    43
11.        Executive Compensation ..............................................    43
12.        Security Ownership of Certain Beneficial Owners and Management ......    43
13.        Certain Relationships and Related Transactions ......................    43

                                     PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K .....    44
           SIGNATURES ..........................................................    46

                                     PART I

 ITEMS 1 AND 2. BUSINESS AND PROPERTIES

 GENERAL

     OMI Corp. ("OMI" or the "Company"), organized under the laws of the State of Delaware on July 19, 1968, is currently located at 90 Park Avenue, New York, New York pursuant to a sublease which expires in 1999. The telephone number is
(212) 986-1960.

     The Company is primarily engaged in the business of owning and operating tankers. It has over the last several years been concentrating its efforts in two distinct areas: Suezmax tankers, which carry approximately one million barrels of crude oil and handysize (approximately 30,000 deadweight ton ("dwt")) product carriers, which carry petroleum products. In concentrating its efforts, it has reduced its ownership in U.S. flag vessels (ownership has decreased by thirteen vessels since 1993) and has been moving away from joint ownership in its international fleet. The Company now owns seven Suezmax tankers (one with a joint venture partner) and has three Suezmax newbuildings on order, two for delivery in 1998 and one for delivery in 1999 (and an option for a fourth). The Company recently agreed to sell its 1990 built single hull Suezmax tanker ALTA and to time charter the vessel back for a period of five years. The buyer has the option to terminate the charter after two years upon payment of an agreed amount. The Company owns nine handysize product carriers and has contracted to acquire one more. The Company's existing fleet is as shown on the following table:


                                                                                   DEAD-
                                                                                 WEIGHT         CHARTER
                                                  TYPE OF             YEAR       METRIC         EXPIRA-
NAME OF VESSEL                                    VESSEL            BUILT(1)     TONNAGE        TION(2)
--------------                                    ------            --------     -------        -------
FOREIGN FLAG VESSELS:
SETTLEBELLO (3) ............................  Crude Oil Tanker       1986        322,446           Spot
WHITE SEA (4) ..............................  Crude Oil Tanker       1975        155,702           Spot
CAIRO SEA ..................................  Crude Oil Tanker       1975        154,719           Spot
TRINIDAD SEA ...............................  Crude Oil Tanker       1974        154,605           Spot
ALTA (5) ...................................  Crude Oil Tanker       1990        146,251           Spot
CZANTORIA ..................................  Crude Oil Tanker       1975        146,104           Spot
SOKOLICA ...................................  Crude Oil Tanker       1975        145,649          10/97
TANANA .....................................  Crude Oil Tanker       1992        141,720           Spot
COLORADO ...................................  Crude Oil Tanker       1980         86,648           5/97
ELBE .......................................  Product Carrier        1984         66,800           5/97
NILE .......................................  Product Carrier        1981         65,755           4/98
VOLGA ......................................  Product Carrier        1981         65,689           3/98
LIMAR ......................................  Product Carrier        1988         29,999           Spot
SHANNON ....................................  Product Carrier        1991         29,999           Spot
DANUBE .....................................  Product Carrier        1990         29,998           Spot
TRENT ......................................  Product Carrier        1991         29,998           Spot
TIBER ......................................  Product Carrier        1989         29,998          10/97
PAGODA .....................................  Product Carrier        1988         29,996           Spot
ALMA .......................................  Product Carrier        1988         29,994           3/98
PAULINA ....................................  Product Carrier        1984         29,993           6/97
PATRICIA ...................................  Product Carrier        1984         29,993           4/97
MARITIME MOSAIC(6) .........................  Dry Bulk Carrier       1993         73,657           3/97
MARITIME OMI(6) ............................  Dry Bulk Carrier       1994         72,800           3/97
MARITIME NANCY(5)(6) .......................  Dry Bulk Carrier       1990         72,136          12/97
                                                                               ---------
  Total Foreign Owned Fleet: 24 Vessels ..................................     2,140,649
    4 Chartered-in Crude Tankers (7) .....................................       361,760
                                                                               ---------
     Total Foreign Flag Operating Fleet: 28 Vessels ......................     2,502,409
                                                                               =========



                                                                                   DEAD-
                                                                                 WEIGHT         CHARTER
                                                  TYPE OF             YEAR       METRIC         EXPIRA-
NAME OF VESSEL                                    VESSEL            BUILT(1)     TONNAGE        TION(2)
--------------                                    ------            --------     -------        -------
U.S. Flag Vessels:

PATRIOT ....................................  Product Carrier        1976         35,662           4/97
COURIER ....................................  Product Carrier        1977         35,662        Laid Up
ROVER ......................................  Product Carrier        1977         35,662        Laid Up
                                                                               ---------
    Total U.S. Flag Owned Fleet: 3 Vessels ...............................       106,986
    1 Chartered-in Crude Tanker (7) ......................................       138,698
                                                                               ---------
    Total U.S. Flag Operating Fleet: 4 Vessels ...........................       245,684
                                                                               ---------
    Total OMI Operating Fleet: 32 Vessels ................................     2,748,093
                                                                               =========

----------

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (including jointly-owned) at year-end 1996 is 13.7 years.

(2) Expiration dates do not reflect charterers' options for extensions or cancellations or other contingencies.

(3) Joint ownership with Bergesen d.y. A/S, Oslo, Norway.

(4)  Joint ownership with affiliates of Anders Wilhelmsen & Co., Oslo, Norway.

(5)  Under contract to be sold.

(6) Joint ownership with an affiliate of International Maritime Carriers Limited ("IMC"), Hong Kong and chartered into pools operated by IMC.

(7)  Time chartered-in under charters expiring in 1997 through 2002.

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

     The change in the fleet from the previous year reflects (a) the disposition of (i) six U.S. flag vessels (one of which the Company now time charters in),
(ii) one Very Large Crude Carrier ("VLCC") and one Liquified Petroleum Gas Carrier, (iii) its joint venture interest in one Aframax product carrier and one Suezmax then under construction and (iv) one dry bulk carrier from a joint venture (an additional dry bulk carrier is under contract to be sold) and (b) the acquisition of (i) one handysize product carrier (an additional handysize product carrier is under contract to be acquired), (ii) the joint venture interest of its partner in two Suezmax tankers and (iii) one product carrier from one of its joint ventures.

     The Company's movement toward concentrations in specific vessel categories reflects management's belief that large concentrated fleets create strategic advantages:

     First, the fleet will be more attractive to large customers by providing better scheduling opportunities through substitution, thus creating the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to efficiently spread the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, the Company believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have pre-vetted for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

     Management believes that the Company maintains an ability to participate in expected improvements in the international tanker market with its Suezmax tankers while reducing its downside risk through the more stable cash flows provided by product carriers. The Company also believes that Suezmax tankers provide nearly the upside potential of VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers have historically provided the Company with relatively more stable cash flows, even in weak markets.

     There are two aspects to vessel operations, technical operation, which involves maintaining, crewing and insuring the vessel, and commercial operation, which involves arranging the business of the vessel. OMI is, or will be by mid-year, technical and commercial operator of all its wholly-owned vessels. Technical and commercial operation of the jointly-owned vessels is allocated to OMI or its joint venture partner based primarily on the experience of the entity with the type and size of vessel.

     The Company's vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a named total amount. All operating costs are for the operator's account. A single voyage (generally two to ten weeks) charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage with the same charterer is commonly known as a "consecutive voyage" charter.

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

     As of December 31,1996, OMI's ships were subject to mortgages and bonds in the aggregate principal amount of approximately $227,321,000 (not including debt of jointly-owned ships). The Company and its joint venture partners are also several guarantors, in proportion to their respective beneficial ownership, of certain loan transactions relating to the joint ventures. The aggregate amount of joint venture such guaranteed debt is approximately $19,476,000, with OMI's share being approximately $9,705,000.

     As of March 1997, the Company owns 91% of OMI Petrolink Corporation ("Petrolink"), a Houston-based company which renders lightering services for large tankers in the U.S. Gulf. Petrolink charters-in, for varying term periods, such vessels as are necessary to satisfy the needs of its customers. Lightering is the business of transferring cargo from a larger vessel to smaller vessels and delivering the cargo to ports which the larger laden vessel cannot enter.

     The Company's wholly-owned subsidiary, OMI Ship Management, Inc., provides technical services to the U.S. Maritime Administration for nine vessels in the Ready Reserve Fleet Program under a multi-year contract. From time to time, OMI Ship Management also manages vessel conversion contracts for various U.S. government agencies.

CUSTOMERS

     There were no charterers which accounted for 10% or more of OMI's consolidated revenues. For information about major customers, see Note 12 to OMI's Consolidated Financial Statements.

U.S. SUBSIDIES

     Operating costs differentials favor foreign ships in worldwide commerce. Until early 1997 the Company's remaining U.S. flag vessels were eligible to receive operating subsidies from the U.S. government. All contracts for such subsidies have expired and no further subsidies are expected. However, because United States laws restrict U.S. coastwise trade (generally transport of cargo by sea from one U.S. port to another) to U.S. built, U.S. flag ships, foreign flag ships cannot compete for U.S. coastwise cargoes. All of the Company's U.S. flag vessels are eligible to participate in this trade.

     The Merchant Marine Act, 1936, as amended (the "Merchant Marine Act"), permits domestic shipping companies to establish a tax-deferred fund called a Capital Construction Fund ("CCF") for such purposes as acquiring qualified vessels for use in certain U.S. flag trades, reconstruction of existing vessels and payment of principal on certain existing indebtedness. The Company maintains a CCF. As of December 31, 1996, the balance in the CCF was $10,283,000.

REGULATIONS

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of the Company as owner or charterer. The Company believes that is has or can readily obtain all permits, licenses and certificates necessary to permit its vesselsto operate.

     In the operation of its U.S. flag vessels, the Company is subject to various statutes and regulations, including the Merchant Marine Act. Under the Merchant Marine Act, vessels owned by United States citizens are subject to requisition by purchase or charter by the United States whenever the President declares that the national security requires such action. The owner of any such vessel must receive just compensation as provided in the Merchant Marine Act, but there is not assurance that lost profits, if any, will be fully recovered.

     Additionally, U.S. law requires that, to be eligible for U.S. coastwise trade, a corporation owning a vessel must be at least 75% U.S. owned. In order to assure compliance with this citizenship requirement, the Restated Certificate of Incorporation of the Company authorizes, and the Board of Directors has adopted, a By-law authorizing the Board to determine a minimum percentage of outstanding shares of common stock of the Company that must be held by U.S. citizens. The minimum percentage established by the Board now stands at 77% and officers of the Company have been authorized to set such percentage higher, if deemed advisable. The Board has also adopted procedures for establishing the citizenship of the Company's stockholders. The Company's stock certificates (otherwise identical) are identified as "Domestic Share Certificates" (certificates representing shares issued to United States citizens) and "Foreign Share Certificates" (certificates representing shares issued to persons who are non-U.S. citizens). Any purported transfer of shares represented by a Domestic Share Certificate to a non-U.S. citizen that would cause the level of ownership by U.S. citizens to drop below the minimum set by the Board of Directors will not be recorded on the registration books of the Company and will be ineffective to transfer the shares or any voting, dividend or other rights in respect thereof. The By-laws authorize the Company to make all determinations with respect to the validity of any transfer under these provision and any such decision by the Company is final and binding.

     The Company's operations are also affected by U.S., state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, various volatile organic compound emission requirements, the BCH Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS amendments. Compliance with such laws and regulations entail additional expense,including vessel modifications and changes in operating procedures.

     The Oil Pollution Act of 1990 ("OPA") affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust Fund. OPA requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994; furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-in schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the

Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers, 5,000 dwt and over contracted after July 6, 1993 to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased-out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not accepted these IMO regulations, as they recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA.

     Liability for an oil spill is governed not only by OPA, but also by the laws, rules and regulations established by every coastal and inland waterway state; Federal law does not preempt these state laws and provides that claims made by state governments and other affected parties are not subject to limitation of liability if the oil spill results from gross negligence, willful misconduct or violation of any federal operating or safety standard. One result of OPA has been to create greater prominence for those independent owners with a reputation for high quality of technical management and well-maintained physical assets. Another effect of the new law has been to increase costs for liability insurance for vessel owners trading to the U.S. While the Company maintains insurance at levels it believes prudent, claims from a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company.

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

EMPLOYEES AND LABOR RELATIONS

     On December 31, 1996, the Company and its subsidiaries had approximately 1,114 employees, of whom approximately 994 were seagoing employees. The Company's seagoing employees who serve aboard its U.S. flag vessels are covered by collective bargaining agreements with various maritime unions, which expire in 2000. Together with other maritime employers, the Company is obligated through these agreements to contribute to various multi-employer pension and health and welfare and other plans. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. The failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions. The Company does not believe that it has any withdrawal liability as of December 31, 1996.

     The Company primarily uses hiring agents to crew its foreign flag vessels, one of which was established recently and recruits exclusively for the Company. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

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

     OMI's results of operations and cash flow may be significantly affected by future charter markets since currently a small percentage of its tonnage is on charters extending beyond year-end 1997.

     At December 31, 1996, net book values of vessels exceeded their tax bases by approximately $147,210,000. Accordingly, if such vessels were disposed of at prices at or near book value, the Company's current liability for taxes on the resulting taxable gain would be substantial. See Note 5 to OMI's Consolidated Financial Statements set forth in Item 8.

     The 1986 Tax Reform Act ("1996 Act") had a significant effect on the taxation of income from U.S. controlled (over 50%) foreign shipping operations. This change in the tax law affected retained earnings applicable to OMI's international fleet operations, other than the Company's joint ventures with overseas partners. There is no basic change with respect to the exclusion from taxation of U.S. controlled foreign companies' income earned and re-invested in foreign shipping operations between January 1, 1976 and December 31, 1986; earnings prior to 1976 are not subject to taxes unless repatriated.

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

     OMI assets have a low tax basis and a relatively large deferred tax liability due to the following practices:

     Prior to enactment of the 1986 Act, OMI used accelerated depreciation for tax purposes in determining earnings on its vessels. Accelerated depreciation on foreign flag vessels is no longer permitted. Accelerated depreciation for tax purposes is allowed on U.S. flag vessels. The tax on the difference between accelerated and book depreciation is recorded as a deferred tax liability.

     OMI has employed monies held in its CCF for the acquisition of qualified U.S. flag tonnage. The depreciable tax base of such assets is reduced by the amount of the tax savings related to the CCF monies employed.

LTEM 3. LEGAL PROCEEDINGS

     OMI and its subsidiaries are not parties to any material pending legal proceedings for damages, or related group of such proceedings, other than ordinary routine litigation incidental to the business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                                   MANAGEMENT

     Set forth below is certain information with respect to the Company's executive officers as of March 31, 1997.

                                                                                        YEAR
                                                                                      APPOINTED
NAME                                 AGE    POSITION                                  TO OFFICE
----                                 ---    --------                                  ---------
Craig H. Stevenson, Jr. ..........   43      Chief Executive Officer                    1993
                                              and President

Vincent J. de Sostoa .............   52      Senior Vice President, Chief               1989
                                              Financial Officer and Treasurer

Fredric S. London ................   49      Senior Vice President, General             1987
                                              Counsel and Secretary

Richard J. Halluska ..............   49      Senior Vice President                      1993

Robert Bugbee ....................   36      Senior Vice President                      1995

Kathleen C. Haines ...............   42      Vice President/Controller                  1994

William A. G. Hogg ...............   59      Vice President                             1994

F. Anthony Naccarato .............   51      Vice President                             1987

William J. Osmer .................   42      Vice President                             1994

Kenneth M. Rogers ................   41      Vice President                             1994

Thomas M. Scott ..................   40      Vice President                             1995

Stavros Skopelitis ...............   50      Vice President                             1996

     There is no family relationship by blood, marriage or adoption (not more remote than first cousin between any of the above individuals and any other executive officer or any OMI director).

     The term of office of each officer is until the first meeting of directors after the annual stockholders' meeting next succeeding his election and until his respective successor is chosen and qualified.

     There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was selected as an officer.

     The following descriptions of occupations or positions that the executive officers of the Company have held during the last five years:

     Craig H. Stevenson, Jr. became Chief Executive Officer effective January 1, 1997. He was appointed President in November 1995, having been elected Executive Vice President and Chief Operating Officer in November 1994 and Senior Vice President/Chartering of the Company in August 1993. For five years prior thereto, he was President of Ocean Specialty Tankers Corp., a marketing manager for several of the Company's U.S. flag chemical tankers.

     Vincent J. de Sostoa was elected Chief Financial Officer in January 1994. He was elected Senior Vice President/Finance of the Company in January 1989.

     Fredric S. London was elected Senior Vice President of the Company in December 1991. He was elected Vice President of the Company in December 1987.

     Richard J. Halluska was elected Senior Vice President in August 1995. He was elected Vice President of the Company in July 1993. He was elected Assistant Vice President of the Company in December 1989.

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

     William A. G. Hogg was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in June 1987.

     F. Anthony Naccarato was elected Vice President of Human
Resources/Administration in October 1993. He was elected Vice President/Labor Relations of the Company in June 1987.

     William J. Osmer was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in December 1986.

     Kenneth M. Rogers was elected Vice President of the Company in January 1994. He was elected Assistant Vice President of the Company in December 1990.

     Thomas M. Scott was elected Vice President of the Company in February 1995. He was Ship Manager starting in September 1991 and was elected Assistant Vice President/Operations in 1993.

     Stavros Skopelitis was elected Vice President and Economist of the Company in May 1996. He was elected Assistant Vice President and Economist in January 1994. In 1987 he joined the Company as Economist.

ITEM 5. MARKET FOR OMI CORP.'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM). Previously, the Company's common stock initially traded on the over-the-counter market on January 4, 1984, began trading on the NASDAQ National Market System on February 18, 1986, and on January 27, 1989 was listed for trading on the American Stock Exchange. As of March 24, 1997, the number of holders of OMI common stock was approximately 4,230. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

   1996 QUARTER                 1ST        2ND         3RD         4TH
   ------------                 ---        ---         ---         ---
   High ....................   8-1/8      8-7/8       8-3/4      9-1/4
   Low .....................   5-5/8      7-1/2       6-7/8      6-1/2

   1995 QUARTER                 1ST        2ND         3RD         4TH
   ------------                 ---        ---         ---         ---
   High ....................   6-1/2      7           8-5/8      8-3/8
   Low .....................   5          5-1/4       6-5/8      5-1/2

PAYMENT OF DIVIDENDS TO STOCKHOLDERS

     The Company's current policy is not to pay dividends, but to retain cash for use in its business. Any determination to pay dividends in the future will be at the discretion of 66-2/3% of the Company's Board of Directors and will be dependent upon OMI's results of operations, financial condition, capital expenditures, working capital requirements, any contractual restrictions and other factors deemed relevant by the Board of Directors. Currently, the payment of dividends is restricted by the terms of its credit agreements. (See Note 3 to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                           OMI CORP. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1996        1995        1994        1993         1992
                                                       --------    --------    --------    --------     --------
INCOME STATEMENT DATA:
Net voyage revenues (1) ............................   $ 58,699    $ 24,397    $ 44,217    $ 56,058     $ 66,357
                                                       ========    ========    ========    ========     ========
Total revenues .....................................   $233,883    $239,880    $266,796    $270,479     $265,529
                                                       --------    --------    --------    --------     --------
Operating expenses:
  Vessel and voyage ................................    166,879     208,192     217,140     209,722      193,487
  Depreciation and amortization ....................     30,448      34,734      37,770      35,441       35,483
  Operating lease ..................................        755       4,938       6,400       6,666        6,473
  Provision for losses:
   Impaired value of vessels .......................       --         8,707      14,798        --           --
   Lease obligation ................................       --         6,687      19,800        --           --
  General and administrative .......................     16,063      15,303      18,972      16,748       17,891
                                                       --------    --------    --------    --------     --------
Total operating expenses ...........................    214,145     278,561     314,880     268,577      253,334
                                                       --------    --------    --------    --------     --------
Operating income (loss) ............................     19,738     (38,681)    (48,084)      1,902       12,195
Gain (loss) on disposal of assets-net ..............     11,153       5,647      10,222       4,401       (1,146)
Provision for writedown of investments .............       --          --        (1,250)     (1,625)     (16,183)
Interest expense ...................................     26,462      26,708      28,808      21,788       23,983
Equity in operations of joint ventures .............      2,482       5,528       5,402       5,544        9,059
Extraordinary loss-net of tax benefit ..............     (2,772)       --          --          --           --
Net income (loss) ..................................   $  3,417    $(31,896)   $(37,865)   $ (8,747)   $ (11,424)
                                                       ========    ========    ========    ========     ========
Income (loss) per common share:
Income (loss) before extraordinary loss ............   $   0.19    $  (1.04)   $  (1.24)   $  (0.29)   $   (0.36)
Extraordinary loss-net of tax benefit ..............      (0.09)       --          --          --           --
                                                       --------    --------    --------    --------     --------
Net income (loss) ..................................   $   0.10    $  (1.04)   $  (1.24)   $  (0.29)   $   (0.36)
                                                       ========    ========    ========    ========     ========
Weighted average shares outstanding ................     33,440      30,745      30,417      30,590       31,654
                                                       ========    ========    ========    ========     ========
Cash dividends declared per common share ...........       --          --          --          --      $    0.14
                                                       ========    ========    ========    ========     ========
================================================================================================================
OTHER FINANCIAL DATA:
Cash flows  (used) provided by:
  Operating activities .............................   $ (5,721)   $ (4,817)   $  1,647    $ 31,415     $ 11,986
  Investing activities .............................     31,989      (9,743)      9,739     (20,601)     (13,624)
  Financing activities .............................    (10,960)     15,332     (24,910)     17,657       (7,670)
Cash dividends received from joint ventures ........        368         539       2,477      11,823         --
Capital expenditures:
  Vessel Purchases .................................     48,704      27,618      12,614      28,374       15,466
  Routine fleet expenditures .......................      2,066      10,522       2,704       8,174        7,158
================================================================================================================
BALANCE SHEET DATA:
Cash and cash equivalents ..........................   $ 47,877    $ 32,569    $ 31,797    $ 45,321     $ 16,850
Vessels and other property-net .....................    352,063     368,441     400,998     453,683      458,564
Investments in, and advances to, joint ventures ....     59,322      84,915      81,868      77,802       78,492
Total assets .......................................    551,194     565,486     605,132     671,516      644,443
Total debt .........................................    237,148     283,866     272,139     297,627      276,755
Total stockholders' equity .........................    207,578     145,195     179,676     220,026      218,391
================================================================================================================

(1) Voyage revenues less vessel and voyage expenses

                 See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The following presentation of management's discussion and analysis of OMI's financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

GENERAL

     Overview

     The Company is the one of the largest, measured by deadweight tons ("dwt"), publicly traded bulk shipping company headquartered in the United States and provides seaborne transportation services for crude oil, petroleum products and, to a much lesser extent, dry bulk cargoes (primarily iron ore, coal and grain) in the tanker and dry bulk markets. The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels.

     Beginning in the late 1980's, new tonnage was delivered into an improving tanker market. At the same time, the tanker market improvement discouraged scrapping of older vessels. In 1992, as a result of the increased supply of new tonnage combined with decreased demand due to a global recession, tanker rates declined. Beginning in mid-1995 and continuing through 1996 and early 1997, rates in the tanker market improved as a result of increasing demand for oil due to higher world economic growth, coupled with a modest decrease of the supply of tankers in the 1994-1996 period. Management believes that the high proportion of old tankers, the relatively low tanker orderbook, the strength of the world economy , the resulting growth in the demand for oil and the continued focus of governments and charterers on safe, well maintained tonnage should lead to a stronger freight environment over the next several years.

     To take advantage of this upward freight rate trend in the crude tanker market, the Company has contracted to build three double-hulled Suezmax tankers and holds an option to build a fourth Suezmax tanker. Two of these new vessels will be delivered in mid 1998 and one will be delivered in the first quarter of 1999. Additionally, on December 30, 1996, the Company acquired its partner's interest in two Suezmax tankers, the ALTA and the TANANA (the Company subsequently sold and leased back the ALTA--see Liquidity and Capital Resources--Cash Flows).

     The product carrier market has almost doubled in size since the early 1980's. It is the segment of the tanker market which transports petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. The market in which these vessels operate is less volatile in terms of freight rates than the crude oil market, thereby contributing more consistent earnings to the Company. During 1996, OMI added to its product carrier fleet through the acquisition of a 1991 built product carrier, the SHANNON and a 1984 built product carrier, the ELBE, which was purchased from a joint venture of which OMI owns 49.9 percent. The Company has also contracted to acquire a 1988 built 30,000 dwt product carrier to be delivered in April 1997.

     Over the past several years the Company has developed a strategy designed to capitalize on the strengths of OMI, the compelling industry dynamics in the international tanker market and the competitive advantages of operating large and concentrated fleets. The Company has been implementing several key strategic initiatives, including (i) refocusing its operations from the U.S. flag domestic market to the international tanker market; (ii) developing large and concentrated fleets of Suezmax tankers and product carriers; (iii) reducing vessel operating and corporate overhead costs by reducing the U.S. fleet; (iv) continuing its commitment to the highest quality fleet and management; (v) managing the spot versus time charter mix of its vessels; and (vi) reducing reliance on joint ventures.

     OMI generated an operating profit in 1996 for the first time since 1993. Results in past years have suffered primarily as a result of the decline in net voyage revenues earned by the U.S. flag fleet, impairment charges related to U.S. flag vessels and the weak international rate environments for tankers. The operating profit of $19.7 million in 1996 is a result of a decrease in U.S. flag fleet losses and an increase in foreign crude tanker voyage revenue. The operating loss from the domestic fleet in 1996 decreased by $47.2 million to $1.9 million from an operating loss of $49.1 million in 1995. Operating income from the foreign fleet increased in 1996 by $11.2 million to $21.6 million from $10.4 million in 1995.

     Since 1994, U.S. flag operations have generated insufficient revenue to cover operating costs and to contribute to debt service. In addition, in 1995 and 1994 losses from these vessels were compounded by additional losses taken for provisions due to impairment of vessel values. In 1996 the Company sold a total of six U.S. flag vessels which had affected, or were expected to, adversely affect operating income. The OMI SACRAMENTO was delivered to new owners in March 1996 and, in exchange, a foreign flag product carrier was acquired. The OMI HUDSON, OMI DYNACHEM and the OMI STAR were sold or exchanged in a transaction with Hvide Marine Inc. in August 1996. In September and December of 1996, OMI sold the RANGER and the PLATTE. In January 1997, the Company transferred the OMI COLUMBIA in a sale and leaseback transaction and received $40 million in cash and a $9 million interest bearing note.

     Operating results improved in 1996 for OMI's subsidiary, OMI Petrolink Corporation ("Petrolink"), a major provider of lightering services to tankers importing crude oil into the Gulf of Mexico. In 1995, increased competition in the lightering business caused a decrease in both volume and rates which resulted in operating losses. The Company reduced the number of vessels it charters-in, renegotiated the rates paid for the ships it charters-in and increased utilization of its workboat vessels, resulting in a profit before taxes of $11.2 million for the year ended December 31, 1996. Included in that profit is a gain of $9.7 million from the sale of three workboats which no longer fit Petrolink's operating strategy.

     Interest expense has also been a significant factor in the Company's financial performance. Management reduced interest expense by purchasing $130 million of its 10.25 percent Senior Notes in a tender offer and refinancing such debt at more favorable terms, using a portion of the net proceeds of $75.7 million from a public offering of 11,500,000 shares of its own common stock to pay down debt, and by selling assets which were not strategic to the Company's operations and similarly using a portion of such proceeds to pay down debt. Additionally, in 1997, the Company has a commitment from its primary lenders to refinance existing debt at more favorable rates.

     As part of its effort to return itself to profitability, management has developed a program to be implemented over time to reduce its overhead and vessel operating costs. The Company anticipates ongoing efforts to reduce administrative costs through staff reductions and to reduce operating costs through less dependency on third party technical managers.

RESULTS OF OPERATIONS

     Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which equals voyage revenues minus vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs, and bunker prices.

     Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, drydock, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws and by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

     Year Ended December 31, 1996 versus December 31, 1995

     VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES. Net voyage revenues of $58.7 million for the year ended December 31, 1996 increased $34.3 million, or 141 percent as compared to net voyage revenues of $24.4 million for the year ended December 31, 1995. Domestic operations contributed 32.6 percent and foreign operations contributed 67.4 percent to total net voyage revenues in 1996.

     Net increases in 1996 domestic operations primarily resulted from the following: (i) the OMI COLUMBIA operated on a time charter for the full year of 1996 at higher rates with 3 offhire days compared to 86 offhire days, including 14 days for drydock, in 1995; (ii) two vessels, the PATRIOT and the COURIER, operated on a time charter with the U.S. Military Sealift Command ("MSC"); in 1995 these vessels were offhire for an aggregate of 107 days while in drydock undergoing upgrades; (iii) the OMI STAR was purchased in June 1995, thus eliminating expenses of chartering-in this ship; (iv) the PLATTE went into lay up in June 1996, thus significantly reducing its expenses compared to 1995 (the vessel was sold in December 1996); and (v) results of operations of OMI Petrolink improvedin 1996.

     OMI's largest domestic vessel, the OMI COLUMBIA, is operating on a long-term charter which began in late spring of 1996, after legislation to eliminate restrictions on the export of Alaskan North Slope ("ANS") crude oil was enacted. Such export became legal in May 1996, provided that exports are carried on U.S. flag vessels. Prior to this charter, the OMI COLUMBIA was in lay up for a significant amount of time from 1993 to 1995.

     Four Operating-Differential Subsidy ("ODS") contracts with the Maritime Subsidy Board of the U.S. Department of Transportation were held by the Company which provided subsidy for a portion of the difference in the costs of operating a U.S. flag vessel versus a foreign flag vessel in foreign trades. The Company received subsidy payments of $4,739,000 in 1996 and $9,222,000 in 1995. Two of the Company's vessels, the RANGER and the ROVER, were eligible to receive subsidy throughout 1995 and into 1996. The subsidy contract for the RANGER expired in July of 1996, after which the vessel was put into lay up and subsequently sold in late 1996. The ROVER collected this subsidy until its contract expired in January of 1997.

     The PATRIOT and the COURIER, two product carriers which also held ODS contracts, began time charters in April 1995 to MSC and were no longer eligible for subsidy after that date. Prior to the commencement of the charters with MSC, these vessels were in drydock undergoing upgrades including the conversion of cargo tanks into segregated ballast tanks. One vessel was redelivered to OMI by MSC in January 1997 and the other is to be redelivered in April 1997. The Company will be paid approximately $900,000 for repositioning costs by MSC.

     Although ODS contracts have expired and MSC charters terminated, the three remaining domestic vessels are eligible for U.S. coastwise trade. U.S. Jones Act laws restrict such trade to non-subsidized U.S. built vessels and foreign flag vessels cannot compete for this trade. The Company will seek employment for these two vessels in the U.S. coastwise trade. The ROVER requires the addition of costly upgrades in order to enter U.S. trades and the Company has not made a determination as to the future use of the vessel.

     Foreign net voyage revenues were $39.6 million in 1996, an increase of $13.0 million, or 49.1 percent over 1995. These results are primarily due to more favorable freight rates and conditions in the crude oil market and a stable product tanker market. At December 31, 1996, the Company's wholly owned foreign fleet consisted of 8 crude oil tankers, 12 product carriers and one liquid petroleum gas carrier which was sold in March 1997.

     In 1996, net voyage revenues earned by the crude oil tanker fleet increased by approximately $11.0 million. The higher revenues were due to a combination of better freight rates and fewer offhire days in 1996 compared to 1995. During 1996, one vessel was in drydock for 75 days, as compared to 1995 when four vessels were in drydock for a total of 220 days. In addition, vessel and voyage expenses decreased $6.2 million after the sale of the PROMISE in June of 1996.

     The earnings from the Company's fleet of product tankers remained steady in 1996. The product carrier market operates in a more stable rate environment which OMI has relied on for consistent earnings from year to year. The product tanker fleet contributed $23.2 million to net voyage revenues in 1996 as compared to $23.4 million in 1995.

     OTHER INCOME. Other income consists primarily of management fees and dividend income earned on investments. During the year ended December 31, 1996, other income increased $1.0 million or 14 percent to $8.3 million from $7.3 million for the year ended 1995. The increases in 1996 were primarily from fees received from the U.S. Government for the management of ten vessels over the entire year in 1996 compared to management of ten vessels for the Ready Reserve Fleet ("RRF") for one quarter and six vessels for three quarters in 1995. Increases were offset in part by decreases in management fees from two joint ventures, one of which is currently being managed by OMI's joint venture partner and the other one which is being managed by a contracted technical manager.

     OTHER OPERATING EXPENSES. The Company's operating expenses, other than vessel and voyage expenses and provision for losses, consist of depreciation and amortization, operating lease expense and general and administrative expenses. For the year ended December 31, 1996, these expenses decreased an aggregate of $7.7 million or 14 percent. The primary reason for the decrease was the reduction of operating lease expenses of $4.2 million or 14 percent after the purchase of the OMI HUDSON from its lessor in February 1996. Depreciation expense declined by $4.3 million as a result of the writedown of the carrying value of two vessels in December 1995 to recognize impairment losses and the sale of vessels offset partly by the purchase of two vessels. General and administrative expenses increased by 5 percent primarily due to increases in marketing expense, property taxes and salary and benefit expense attributable to Petrolink.

     OTHER INCOME (EXPENSE). Other income (expense) consists of gain on disposal of assets-net, provision for writedown of investments, interest expense, interest income, minority interest in (income) loss of subsidiary and other-net. The net decrease of $4.0 million or 22 percent in net other expense for the year ended December 31, 1996 compared to the same period in 1995 was primarily due to the increase in gain on disposal of assets. The Company recognized a $9.6 million net gain from the sale of vessels including a $9.7 million gain from the sale of three workboats owned by Petrolink. In 1995, 2,503,389 shares of Noble Drilling Corporation ("Noble") stock were sold for a gain of $7.8 million which was offset by the losses from the sale of two foreign vessels of $3.3 million. Minority interest in income (loss) of subsidiary increased by $1.5 million primarily due to the gain on the sale of the workboats.

     (PROVISION) BENEFITS FOR INCOME TAXES. The income tax provision of $2.3 million and benefit of $19 million for the years ended December 31, 1996 and 1995, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

     EQUITY IN OPERATIONS OF JOINT VENTURES. Equity in operation of joint ventures of $2.5 million decreased $3.0 million for the year ended December 31, 1996, from $5.5 million for 1995. The net decreases were primarily attributable to four joint ventures. One 49.9 percent joint venture, Geraldton Navigation Company Inc. ("Geraldton") had a gain in the first half of 1995 from the sale of a vessel. OMI's portion of this 1995 gain was $990,000. Amazon, a 49 percent owned joint venture, operates one vessel which was offhire due to drydocking an aggregate of 87 days and also incurred expenses to upgrade the vessel in 1996. In 1996, income earned by Mosaic Alliance Corporation ("Mosaic") was $3.7 million less than that earned in 1995 as the joint venture had two ships in 1996 as compared with four in 1995. In addition, Mosaic was affected by weak conditions in the dry bulk market. In 1997, Mosaic has contracted to sell another of its drybulk carriers.

     In accordance with the Company's plan to decrease its participation in joint ventures, on December 30, 1996, the interest in Wilomi owned by an affiliate of Anders Wilhelmsen & Co. of Oslo, Norway ("Wilhelmsen") was reacquired by the venture for $113.6 million consisting of vessels aggregating $100 million with the balance in cash and other assets, and Wilomi became a 100 percent owned subsidiary of OMI. At December 31, 1996, the remaining assets of $72.6 million, consisting primarily of two vessels with a net book value aggregating $64.9 million were included in the accompanying consolidated balance sheet. The excess of the carrying value of net assets transferred to Wilhelmsen over the book value of its equity interest in the venture, in the amount of $18 million, was charged to capital surplus.

     EXTRAORDINARY LOSS. In 1996, the Company recorded an extraordinary loss of $2.8 million (net of a tax benefit of $1.5 million), or $0.09 per share, in connection with the repurchase of $130 million aggregate principal amount of its Senior Notes. See "Liquidity and Capital Resources-Financing Facilities."

     Year Ended December 31, 1995 versus December 31, 1994

     VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES. Net voyage revenues of $24.4 million for the year ended December 31, 1995 decreased $19.8 million or 45 percent as compared to the year ended December 31, 1994. The net decrease was primarily attributable to the U.S. flag fleet, which accounted for $13.2 million of the decline. The net decline in the foreign fleet was $6.6 million.

     The reasons for the decline in the performance of the U.S. fleet varied:
(i) Petrolink earned approximately $4.7 million less net voyage revenue in 1995 as compared to 1994 due to depressed conditions and increased competition in the lightering market in the Gulf of Mexico; (ii) three vessels which had contributed $2 million in net voyage revenue in 1994 were sold to another U.S. shipowner in 1994; (iii) drydock expenses were greater than anticipated for four vessels; (iv) the U.S. Government program ("PL480") under which the U.S. Government sells or donates grain for export to developing countries was curtailed; and (v) business opportunities for the OMI COLUMBIA were limited and unprofitable.

     Net voyage revenues for three domestic dry bulk carriers were down approximately $2.3 million due to the decline in the PL480 program. As the U.S. dry bulk market declined, the foreign dry bulk market rose creating an opportunity to sell the vessels in the foreign market. Consequently, the OMI MISSOURI was contracted for sale in the fourth quarter of 1995 and the Company agreed to swap its sister ship, the OMI SACRAMENTO, in January 1996. Both vessels were delivered in the first quarter of 1996. The third dry bulk carrier, the PLATTE, was offhire 114 days in 1994 and 60 days in 1995.

     The OMI COLUMBIA incurred a significant number of offhire days between 1992 and 1995 after the expiration of a long-term time charter in 1992. In 1994, the OMI COLUMBIA operated on four consecutive voyage charters in the ANS trade. In late 1994 and early 1995, the vessel carried dry cargo under PL480 programs at rates significantly lower than rates that would normally be earned in the ANS crude oil trade. During the third quarter of 1995, the OMI COLUMBIA operated under a voyage charter carrying crude oil. The vessel subsequently went to the yard for drydock and repairs prior to commencing a time charter.

     In 1995, the Company's wholly owned foreign fleet consisted of six crude oil tankers, ten product carriers and one liquid petroleum gas carrier. The crude oil sector was primarily responsible for the decrease of $6.6 million in net voyage revenues between 1994 and 1995. While the average freight rates increased in the crude markets in 1995, the rates did not exceed the time charter rates three of the vessels had been earning in 1994. The Company also incurred significant costs to maintain its crude carriers and meet its customers' requirements which reduced net voyage revenues. Certain vessels in the crude oil fleet were offhire for drydocking an aggregate 220 days in 1995 as compared to an aggregate 43 days in 1994.

     Decreases in net voyage revenue for both the domestic and foreign fleets were offset in part by increases from revenue generated by seven vessels, five of which incurred offhire in 1994 for drydocking and earned higher average rates in 1995 and two vessels which were sold, having incurred operating losses in 1994.

     In September 1995, OMI exchanged a crude oil carrier and a product carrier built in 1982 and 1987, respectively, for two 30,000 dwt product carriers built in 1990 and 1991. A third product carrier was purchased in November 1995 for $18 million. These transactions were in line with OMI's marketing strategy to expand its position in small product carriers, while exchanging its older vessels for younger ones.

     PROVISION FOR LOSSES. OMI periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undescended cash flows over the remaining life of each vessel. During its 1995 review, the Company determined that the carrying value of two of its domestic product carriers operating in the foreign spot market exceeded their forecasted estimated undiscounted future net cash flows from operations. Impairment losses of $8.7 million measured by the excess of the vessels' carrying values over their estimated fair values, based on appraised values from a ship broker, were recognized as a separate component of operating expenses in the Consolidated Statements of Operations.

     In anticipation of the sale of the OMI HUDSON to Hvide, OMI entered into an agreement with the owner/lessor of the OMI HUDSON to terminate the lease and purchase the vessel. In February 1996, OMI paid cash of $22 million and issued a $3 million, seven percent convertible note to terminate the lease. The net loss on the termination of the lease of $6.7 million was reported as a separate item on the Company's 1995 Consolidated Statements of Operations.

     OTHER INCOME. During the year ended December 31, 1995, other income increased $1.9 million or 34 percent as compared to the year ended December 31, 1994. The increase in 1995 was primarily due to an increase in fees received for the management of vessels for the RRF due to the activation of vessels, as opposed to idle status fees in 1994. Another increase was the receipt of a rebate of fees related to previous years' technical management of certain vessels. Increases were offset by a decline in dividends received in 1995 on investments and the absence of management fees from a company for which OMI provided services until December 31, 1994.

     OTHER OPERATING EXPENSES. For the year ended December 31, 1995, other operating expenses decreased an aggregate of $8.2 million or 13 percent. The primary reason for the decrease was a reduction in depreciation expense of $3 million, resulting principally from the sale of three domestic vessels during the third quarter of 1994 and the sale of another vessel in June 1995. The decrease in operating lease expense of $1.5 million was attributed to the impairment loss of $19.8 million on an operating lease obligation recorded in December 1994. Decreases in general and administrative expenses of $3.7 million or 19 percent include a decline in employee benefits compared to 1994, primarily due to ESOP expense, decreases in professional fees and minor reductions in various other expense categories compared to 1994.

     OTHER INCOME (EXPENSE). The net decrease of $228,000 in Net other expense for the year ended December 31, 1995 compared to the same period in 1994 was primarily due to a $5 million gain from the sales of Noble stock in 1995, the decrease in interest expense of $2.1 million in connection with the repayment of outstanding debt, an increase in Other-net of $1.2 million due to an increase in the net gain on repurchases of Senior Notes in 1995 compared to the net gain on repurchases of Senior Notes in 1994 offset by losses incurred on early termination of other debt, and a net decrease in the provision for writedown of investments of $1.3 million, which was a nonrecurring charge for the settlement of a joint venture investment recorded in 1994. These decreases in Net other expense were offset by decreases in Gain on disposal of assets-net due primarily to the loss on the sale of a foreign vessel of $1.4 million in June 1995, the loss on sale of a domestic vessel of $1.9 million in December 1995 and the $7.2 million gain on sale of three domestic vessels in July 1994.

     BENEFIT FOR INCOME TAXES. The benefit for income taxes of $19 million for the year ended December 31, 1995 varied from statutory rates primarily because deferred income taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon and White Sea, as management considers such earnings to be indefinitely invested. The Company carried back its net operating loss to prior years for a refund of previously paid federal income taxes.

     EQUITY IN OPERATIONS OF JOINT VENTURES. Equity in operations of joint ventures increased $126,000, from $5.4 million as of December 31, 1994, to $5.5 million as of December 31, 1995. The net increases were primarily attributable to two joint ventures. One 49.9 percent joint venture sold a vessel in the first half of 1995; OMI's portion of the gain was $990,000. Another 49.9 percent joint venture operates three of its four vessels in marketing pools which were more profitable in 1995 in comparison to 1994 and the fourth vessel operated in the spot market in 1995 at a better average rate than 1994. Increases were offset in part by decreases in the earnings of two 49 percent owned joint ventures. One joint venture earned less on one of its vessels than its 1994 time charter. The same vessel was offhire 34 days due to drydocking. The vessel in the other joint venture earned less revenue and incurred higher technical expenses in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash and cash equivalents of $47.9 million increased $15.3 million at December 31, 1996 from the balance of $32.6 million at December 31, 1995. The Company's working capital of $44 million at December 31, 1996 increased $46.7 million from $(2.7) million at December 31, 1995.

     For the year ended December 31, 1996, net cash used by operating activities was $5.7 million compared to net cash used by operating activities of $4.8 million for the year ended December 31, 1995. The Company has received dividends aggregating $368,000 in 1996, and $539,000 in 1995, from White Sea. Most joint venture earnings are considered to be invested for an indefinite period and are not available for distribution, and there is no certainty that the joint ventures, the earnings of which are not considered to be indefinitely invested, will have sufficient earnings to pay dividends in the future. Therefore, the Company cannot rely on dividends or loans from its joint ventures to improve its liquidity.

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. For the year ended December 31, 1996, sources of liquidity, other than from operating activities, were primarily proceeds of $160.9 million from a new credit facility, proceeds of $65.2 million from the sale of vessels, and $11.6 million from the sale of work boats. Another source of liquidity was $75.7 million net proceeds received after deducting underwriting commissions and offering expenses from the sale of 11,500,000 shares of OMI common stock.

     The primary uses of cash, other than for operating activities, were for payments of $259.6 million on long-term debt (including $143.2 million for repurchases of Senior Notes and $29.3 million in debt prepayments for vessels disposed of), $22.6 million for the purchase of the SHANNON, $10.7 million for down payments on the construction of two new Suezmax crude carriers, $2.5 million for the purchase of the ELBE, $9.3 million for the purchase of the OMI HUDSON (for which OMI also assumed $19.6 million in related debt) and other capital expenditures for vessel improvements and other property aggregating $5.6 million.

     In January 1997, the Company completed the sale and leaseback of the OMI COLUMBIA under a time charter agreement terminating December 31, 2002 and received $40 million in cash and a $9 million interest bearing note receivable. In March 1997, the Company agreed to sell its 1990 built Suezmax single hull tanker, the ALTA, and time charter the vessel back for five years. The lessor has the option to terminate the Charter after two years upon the payment of a $1 million termination fee. The Company will receive approximately $39.9 million, of which $20 million will be used to pay down debt.

FINANCING FACILITIES

     In July 1996, OMI repurchased $130 million aggregate principal amount of its Senior Notes in a cash tender offer as part of a plan to refinance portions of the Company's long term indebtedness in order to reduce its interest expense and to eliminate the restrictive covenants in the Senior Notes. As a result of the tender offer, only $6.8 million principal amount of the Senior Notes remains outstanding. An extraordinary loss (net of the tax benefit of $1.5 million) of approximately $2.8 million or $0.09 per share was recorded for the early extinguishment of debt.

     To fund the purchase of its Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, in July 1996 the Company signed a $167.8 million Credit Agreement ("Credit Agreement") with two foreign banks as co-arrangers. This agreement, which matures in January 1998, requires two equal semi-annual installments of $7.5 million at a rate of LIBOR plus 1.75 percent. The Company repaid $6.8 million (equal to the amount of Notes not tendered) of such outstanding principal amounts on July 18, 1996 and repaid an additional $68.8 million in the fourth quarter of 1996. The Company has a commitment from its primary lenders to refinance its debt obligations.

     The Company had two revolving credit/term loan agreements providing for one credit facility of up to $35 million and another facility for $10 million secured by an aggregate of five vessels under which an aggregate of $45 million was outstanding at December 31, 1996.

     At December 31, 1996, vessels with a net book value of $361.8 million and shares of a subsidiary and joint ventures with an aggregate carrying value of $26.4 million have been pledged as collateral on long-term debt issues.

     Certain of the loan agreements of the Company's subsidiaries contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. Under the terms of the Credit Agreement, the Company was unable to pay cash dividends at December 31, 1996.

     The Company believes that the actions it has taken in the last year to improve its liquidity and financial position will give the Company greater financial flexibility to fund its vessel acquisition program and finance its other cash needs.

COMMITMENTS

     OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of its joint venture partners. The portion of debt guaranteed by the partners was approximately $19.5 million at December 31, 1996, with OMI's share of such guarantees being approximately $9.7 million.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. During 1996, OMI and its partner advanced $3 million in the form of a non-interest bearing loan to cover operating expenses of a joint venture. OMI's portion of the loan was $1.5 million. At December 31, 1996, no other such deficiencies have been funded.

     The Company has entered into a letter of intent with a shipyard for the construction of three Suezmax tankers with an option for one more. Each new Suezmax tanker will cost approximately $54 million and are to be delivered in 1998 and 1999.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OMI CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    1996              1995             1994
                                                                  --------          --------         --------
REVENUES:
 Voyage revenues (Note 2) .....................................   $225,578          $232,589         $261,357
 Other income (Note 2) ........................................      8,305             7,291            5,439
                                                                  --------          --------         --------
   Total revenues .............................................    233,883           239,880          266,796
                                                                  --------          --------         --------

OPERATING EXPENSES:
 Vessel and voyage ............................................    166,879           208,192          217,140
 Depreciation and amortization ................................     30,448            34,734           37,770
 Operating lease ..............................................        755             4,938            6,400
 Provision for losses (Note 10):
  Impaired value of vessels ...................................         --             8,707           14,798
  Lease obligation ............................................         --             6,687           19,800
 General and administrative ...................................     16,063            15,303           18,972
                                                                  --------          --------         --------
   Total operating expenses ...................................    214,145           278,561          314,880
                                                                  --------          --------         --------
OPERATING INCOME (Loss) .......................................     19,738           (38,681)         (48,084)
                                                                  --------          --------         --------
OTHER INCOME (EXPENSE):
 Gain on disposal of assets-net (Note 11) .....................     11,153             5,647           10,222
 Provision for writedown of investments (Note 2) ..............         --                --           (1,250)
 Interest expense .............................................    (26,462)          (26,708)         (28,808)
 Interest income ..............................................      2,810             2,076            2,843
 Minority interest in (income) loss of subsidiary .............     (1,261)              229             (304)
 Other-net ....................................................         --             1,040             (191)
                                                                  --------          --------         --------
   Net other expense ..........................................    (13,760)          (17,716)         (17,488)
                                                                  --------          --------         --------
Income (loss) before income taxes, equity in operations
 of joint ventures and extraordinary loss .....................      5,978           (56,397)         (65,572)
(Provision) benefit for income taxes (Note 5) .................     (2,271)           18,973           22,305
                                                                  --------          --------         --------
Income (loss) before equity in operations of joint ventures
 and extraordinary loss .......................................      3,707           (37,424)         (43,267)
Equity in operations of joint ventures (Note 2) ...............      2,482             5,528            5,402
                                                                  --------          --------         --------
Income (loss) before extraordinary loss .......................      6,189           (31,896)         (37,865)
Extraordinary loss, net of tax benefit of $1,493 (Note 3) .....     (2,772)               --               --
                                                                  --------          --------         --------
NET INCOME (LOSS) .............................................   $  3,417          $(31,896)        $(37,865)
                                                                  ========          ========         ========
INCOME (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss .......................   $    .19          $  (1.04)        $  (1.24)
Extraordinary loss--net of tax benefit ........................       (.09)            --               --
                                                                  --------          --------         --------
NET INCOME (LOSS) (Note 1) ....................................   $    .10          $  (1.04)        $  (1.24)
                                                                  ========          ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING .....................................     33,440            30,745           30,417
                                                                  ========          ========         ========

                 See notes to consolidated financial statements.

                         OMI CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                   ASSETS

                                                                DECEMBER 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
CURRENT ASSETS:
 Cash, including cash equivalents of:
  1996-$36,132; 1995-$26,008 (Notes 1, 4) .............   $ 47,877     $ 32,569
 Advances to masters ..................................      1,422        2,033

 Receivables:
  Traffic .............................................     11,715       12,016
  Other ...............................................     12,234        9,333
 Income tax refund receivable (Note 5) ................        360        5,651
 Prepaid expenses and other current assets ............      4,470        5,937
 Vessels held for sale (Notes 9 and 11) ...............     34,399       14,668
                                                          --------     --------
   Total current assets ...............................    112,477       82,207
                                                          --------     --------
CAPITAL CONSTRUCTION FUND (Notes 1, 4) ................     10,283        9,765

VESSELS AND OTHER PROPERTY (Note 1):
 Vessels (Notes 3, 11) ................................    518,956      637,741
 Construction in progress (Notes 1, 13) ...............     10,754         --
 Other property .......................................      8,505        8,394
                                                          --------     --------
   Total vessels and other property ...................    538,215      646,135
   Less accumulated depreciation ......................    186,152      277,694
                                                          --------     --------
   Vessels and other property-net .....................    352,063      368,441
                                                          --------     --------
INVESTMENTS IN, AND ADVANCES TO JOINT VENTURES (Note 2)     59,322       84,915
OTHER ASSETS AND DEFERRED CHARGES .....................     17,049       20,158
                                                          --------     --------
TOTAL .................................................   $551,194     $565,486
                                                          ========     ========


                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Current Liabilities:
 Accounts payable ................................................     $  6,278      $  5,187
 Accrued liabilities:
  Voyage and vessel ..............................................       17,555        24,548
  Interest .......................................................        4,150         4,375
  Lease termination costs (Note 10) ..............................           --        22,000
  Other ..........................................................        5,586         4,169
 Current portion of long-term debt (Notes 3, 4) ..................       34,892        24,582
                                                                       --------      --------
   Total current liabilities .....................................       68,461        84,861
                                                                       --------      --------
Advance Time Charter Revenues and Other Liabilities (Note 9) .....        8,685        10,250
Long-term Debt (Notes 3, 4) ......................................      202,256       259,284
Deferred Income Taxes (Note 5) ...................................       60,577        63,082
Minority Interest in Subsidiary ..................................        3,637         2,594
Commitments and Contingencies (Note 13)
Stockholders' Equity:
 Common stock, $0.50 par value; 80,000,000 shares authorized;
  shares issued and outstanding: 1996-42,691,580;
  1995-31,041,119 (Notes 7, 8) ...................................       21,346        15,521
 Capital surplus (Notes 2, 8) ....................................      184,251       131,622
 Deficit (Note 3) ................................................       (1,848)       (5,265)
 Cumulative translation adjustment (Note 1) ......................        4,912         4,912
 Unearned compensation-restricted stock (Note 7) .................       (1,039)       (1,404)
 Unrealized (loss) gain on securities-net of deferred income taxes
  of 1996-($23); 1995-$16 (Notes 1, 4) ...........................          (44)           29
                                                                       --------      --------
   Total stockholders' equity ....................................      207,578       145,415
                                                                       --------      --------
Total ............................................................     $551,194      $565,486
                                                                       ========      ========


                 See notes to consolidated financial statements.

                         OMI CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                  1996           1995           1994
                                                                ---------      ---------      ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss) ........................................     $   3,417      $ (31,896)     $ (37,865)
 Adjustments to reconcile net income (loss) to net
  cash (used) provided by operating activities:
   Decrease in deferred income taxes ......................          (973)       (13,322)       (22,387)
   Depreciation and amortization ..........................        30,448         34,734         37,770
   Amortization of unearned compensation ..................           365            943          1,630
   Gain on disposal of assets--net ........................       (11,153)        (5,696)       (10,222)
   Provision for losses on vessels/lease obligation .......          --           15,394         34,598
   Provision for writedown of investments .................          --             --            1,250
   Other--net .............................................          --           (1,040)          (554)
   Equity in operations of joint ventures over
    dividends received ....................................        (2,114)        (4,989)        (4,410)
   Extraordinary loss--net of tax benefit .................         2,772           --             --
 Changes in assets and liabilities:
   Decrease (increase) in receivables and other
    current assets ........................................         5,956            191         (5,499)
   (Decrease) increase in accounts payable and
    accrued liabilities ...................................       (28,293)          (274)         4,391
   Advances (from) to joint ventures--net .................        (7,359)         2,578            196
   (Increase) decrease in other assets and deferred charges          (416)         4,055          3,037
   Increase (decrease) in advance time charter revenues
    and other liabilities .................................         1,223         (6,216)          (981)
   Other assets and liabilities--net ......................           406            721            693
                                                                ---------      ---------      ---------
     Net cash (used) provided by operating activities .....        (5,721)        (4,817)         1,647
                                                                ---------      ---------      ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Proceeds from disposition of vessels and other property ..        76,808          8,775         23,703
 Proceeds from sale of securities .........................         1,080         15,076          3,749
 Additions to vessels and other property ..................       (50,770)       (38,140)       (15,318)
 Withdrawals from Capital Construction Fund ...............          --            5,200           --
 Proceeds and interest received and reinvested in Capital
  Construction Fund .......................................          (717)          (654)        (1,033)
 Investments in joint ventures ............................          --             --           (2,847)
 Cash acquired in retirement of partner's equity interest
  in joint venture ........................................         4,813           --             --
 Other ....................................................           775           --            1,485
                                                                ---------      ---------      ---------
     Net cash provided (used) by investing activities .....        31,989         (9,743)         9,739
                                                                ---------      ---------      ---------
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt .................       173,923         44,600         12,050
 Payments on long-term debt ...............................      (259,556)       (30,543)       (36,447)
 Payments for debt issue costs ............................        (1,853)          --             (776)
 Proceeds from issuance of common stock ...................        76,526          1,275            263
                                                                ---------      ---------      ---------
     Net cash (used) provided by financing activities .....       (10,960)        15,332        (24,910)
                                                                ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......        15,308            772        (13,524)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............        32,569         31,797         45,321
                                                                ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................     $  47,877      $  32,569      $  31,797
                                                                =========      =========      =========


                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                                 (IN THOUSANDS)



                                             COMMON STOCK                 RETAINED
                                            -----------------   CAPITAL   EARNINGS
                                            SHARES   AMOUNT     SURPLUS  (DEFICIT)
                                            -----    -------   --------  --------
BALANCE AT JANUARY 1, 1994 ..............  30,615   $15,307   $128,900   $64,496
Net loss ................................                                (37,865)
Exercise of stock options ...............      52        26        237
Issuance of restricted stock awards .....      15         8         86
Forfeiture of restricted stock awards ...     (10)       (5)       (71)
Amortization of unearned
 compensation ...........................
Net change in valuation account .........
Purchase of treasury stock ..............
Sale of treasury stock ..................                          767
                                           ------   -------   --------   -------
BALANCE AT DECEMBER 31, 1994 ............  30,672    15,336    129,919    26,631
Net loss ................................                                (31,896)
Issuance of restricted stock awards .....     110        55        688
Exercise of stock options ...............     259       130      1,145
Amortization of unearned
 compensation ...........................
Net change in valuation account .........
Sale of securities ......................
Sale of treasury stock ..................                         (130)
                                           ------   -------   --------   -------
BALANCE AT DECEMBER 31, 1995 ............  31,041    15,521    131,622    (5,265)
Net income ..............................                                  3,417
Shares issued in common stock
 offering ...............................  11,500    5,750      69,982
Retirement of partner's equity
 interest in joint venture ..............                      (18,072)
Exercise of stock options and stock
 appreciation rights ....................     150       75         719
Amortization of unearned
 compensation ...........................
Net change in valuation account .........
                                           ------   -------   --------   -------
BALANCE AT DECEMBER 31, 1996 ............  42,691   $21,346   $184,251   $(1,848)
                                           ======   =======   ========   =======


                                                        UNEARNED  UNEARNED    UNREALIZED
                                                         COMPEN-   COMPEN-       GAIN                   TOTAL
                                           CUMULATIVE    SATION    SATION      (LOSS) ON                STOCK-
                                           TRANSLATION    FROM    RESTRICTED   SECURITIES-  TREASURY    HOLDERS'
                                            ADJUSTMENT    ESOP      STOCK         NET        STOCK      EQUITY
                                           -----------  --------  ----------   -----------  --------   ---------
BALANCE AT JANUARY 1, 1994 ..............    $4,912    $(2,159)   $(1,057)       $9,709               $220,108
Net loss ................................                                                              (37,865)
Exercise of stock options ...............                                                                  263
Issuance of restricted stock awards .....                             (94)                                  --
Forfeiture of restricted stock awards ...                              76                                   --
Amortization of unearned
 compensation ...........................                1,496        134                                1,630
Net change in valuation account .........                                        (4,025)                (4,025)
Purchase of treasury stock ..............                                                  $(2,293)     (2,293)
Sale of treasury stock ..................                                                    1,311       2,078
                                             ------    -------    -------        ------    -------    --------
BALANCE AT DECEMBER 31, 1994 ............     4,912       (663)      (941)        5,684       (982)    179,896
Net loss ................................                                                              (31,896)
Issuance of restricted stock awards .....                            (743)                                  --
Exercise of stock options ...............                                                                1,275
Amortization of unearned
 compensation ...........................                  663        280                                  943
Net change in valuation account .........                                         1,139                  1,139
Sale of securities ......................                                        (6,794)                (6,794)
Sale of treasury stock ..................                                                      982         852
                                             ------    -------    -------        ------    -------    --------
BALANCE AT DECEMBER 31, 1995 ............     4,912         --     (1,404)           29         --     145,415
Net income ..............................                                                                3,417
Shares issued in common stock
 offering ...............................                                                               75,732
Retirement of partner's equity
 interest in joint venture ..............                                                              (18,072)
Exercise of stock options and stock
 appreciation rights ....................                                                                  794
Amortization of unearned
 compensation ...........................                             365                                  365
Net change in valuation account .........                                           (73)                   (73)
                                             ------    -------    -------        ------    -------    --------
BALANCE AT DECEMBER 31, 1996 ............    $4,912    $    --    $(1,039)       $  (44)   $    --    $207,578
                                             ======    =======    =======        ======    =======    ========


                 See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS--OMI Corp. ("OMI" or the "Company") is a bulk shipping company which provides seaborne transportation services, primarily of crude oil and petroleum products, in both international and domestic shipping markets.

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

     Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period. The accruals of such expenses are based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

     CAPITAL CONSTRUCTION FUND--The Capital Construction Fund ("CCF") is restricted to provide for replacement vessels, additional vessels or reconstruction of vessels built in the United States.

     VESSELS AND OTHER PROPERTY--Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. The useful lives of the vessels range from 20 to 30 years. Salvage value is based upon a vessel's lightweight tonnage multiplied by a scrap rate.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized was $71,000 in 1996 (see Note 13). No interest was capitalized in 1995 or 1994.

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

     IMPAIRMENT OF LONG-LIVED ASSETS--Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill and assets to be disposed of. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     GOODWILL--Goodwill, included in Other Assets and Deferred Charges, recognized in business combinations accounted for as purchases, of $17,868,000 before accumulated amortization of $4,662,000 and $3,961,000 at December 31, 1996 and 1995, respectively, is being amortized over 25 years. The carrying value of goodwill is reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period in order to ensure that the carrying value of goodwill has not been impaired.

     NET INCOME (LOSS) PER COMMON SHARE--Net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options (see Note 7) have not been included in the computation where their effect would be anti-dilutive or immaterial.

     FEDERAL INCOME TAXES--OMI files a consolidated Federal income tax return which includes all its domestic subsidiary companies. Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note
5).

     CASH FLOWS--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1996, 1995 and 1994 interest paid totaled approximately $23,791,000, $24,688,000 and $29,447,000 respectively. There were no income taxes paid during 1996, 1995 or 1994; however, tax refunds aggregating $5,061,000 were received during 1996.

     RECLASSIFICATIONS--Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

     STOCK BASED COMPENSATION--Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) companies to record estimated fair values for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and has disclosed the required pro forma effect on net income (loss) and net income (loss) per share (see Note 7).

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 2--INVESTMENTS IN JOINT VENTURES

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                                      PERCENT OF
                                                                       OWNERSHIP
                                                                      ----------
Amazon Transport, Inc. ("Amazon") ...................................    49.0
Aurora Tankers Ltd. ("Aurora") ......................................    49.9(1)
Ecomarine USA .......................................................    49.0(2)
Gainwell Investments Ltd. ...........................................    25.0
Geraldton Navigation Company Inc. ("Geraldton") .....................    49.9
Grandteam Ship Management Ltd. ......................................    50.0
K/S Palawan Princess ................................................    25.0(3)
Mosaic Alliance Corporation ("Mosaic") ..............................    49.9
Ocean Specialty Tankers Corp. ("OSTC") ..............................    50.0(4)
Vanomi Management, Inc. .............................................    50.0
White Sea Holdings Ltd. ("White Sea") ...............................    49.0
Wilomi, Inc. ("Wilom") ..............................................    49.0(5)

----------

(1) Joint venture terminated December 31, 1994.

(2) Joint venture interest was sold December 1995.

(3) The joint venture sold its primary asset in January 1994.

(4) Joint venture interest was sold August 14, 1996.

(5) Partner's interest retired on December 30, 1996.

     OMI has entered into management service agreements with certain of its joint ventures, wherein the Company acts as technical and/or commercial manager for certain of the ventures' vessels. Management fees relating to services rendered to joint ventures aggregated $432,000, $759,000 and $820,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In 1995, Mosaic purchased $2,000,000 of OMI's 10.25 percent Senior Notes ("Notes") at a cost of $1,736,000. The Company's portion of such Notes was considered a retirement of debt. On July 12, 1996, the Company repurchased these Notes at par (see Note 3).

     In 1994, Mosaic owned 893,800 shares of OMI common stock acquired on the open market at an aggregate cost of $4,595,000 and also sold 600,000 of these shares in 1994. The remaining 293,800 shares were sold in 1995. OMI's equity in these shares was accounted for as treasury stock. OMI's share of the (losses) gains on the sale of the stock of $(130,000) in 1995 and $767,000 in 1994 was recorded in capital surplus.

     On December 30, 1996, the interest in Wilomi owned by an affiliate of Anders Wilhelmsen & Co. of Oslo, Norway ("Wilhelmsen"), was reacquired by the venture for $113,564,000 consisting of two vessels aggregating $100,406,000 with the balance in cash and other assets, and Wilomi became a 100 percent owned subsidiary of OMI. At December 31, 1996, the remaining assets of $72,579,000, consisting primarily of two vessels with a net book value aggregating $64,855,000 were included in the accompanying consolidated balance sheet. The excess of the carrying value of net assets transferred to Wilhelmsen over the book value of its equity interest in the venture, in the amount of $18,072,000, was charged to capital surplus.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 2--INVESTMENTS IN JOINT VENTURES--(CONTINUED)

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               1996          1995         1994
                                             --------      --------     --------
Results of operations:
 Revenues .................................  $ 94,938      $123,256     $120,707
 Operating income .........................    13,446        23,488       18,661
(Loss) gain on disposal of assets-net .....      (254)        1,791        2,976
 Net income ...............................     6,187        15,587       11,741


                                                     DECEMBER 31,
                                                ----------------------
                                                  1996          1995
                                                --------      --------
Net Assets:
 Current assets ...........................     $ 35,916      $ 54,958
 Vessels and other property-net ...........      129,235       286,250
 Other assets .............................        3,329         7,710
                                                --------      --------
Total assets ..............................      168,480       348,918
                                                --------      --------

Less:
 Current liabilities ......................       11,765        34,594
 Long-term debt ...........................       39,213       142,380
 Other liabilities ........................          227         1,418
                                                --------      --------
Total liabilities .........................       51,205       178,392
                                                --------      --------
Shareholders' and partners' equity ........     $117,275      $170,526
                                                ========      ========

     During 1994, 1995, and until August 14, 1996, OMI chartered three vessels to OSTC for $26,564,000, $26,099,000, and $15,814,000, respectively. These amounts are included in revenues of OMI as the operations of OSTC were not consolidated. (See Note 11).

     During 1996 and 1995 OMI received dividends from White Sea of $368,000 and $539,000, respectively. In 1994, OMI received distributions of $2,450,000 from Amazon. During 1994, OMI wrote down its investment in Aurora by $1,250,000 to recognize the estimated loss on exiting the joint venture.

     Certain of the loan agreements to which the Company's joint ventures are party contain restrictive covenants requiring minimum levels of net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the joint ventures to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of the joint ventures to make certain investments, to place additional liens on their property, to incur additional long-term debt, to make certain payments (including in certain instances, dividends), to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 3--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                          1996            1995
                                                                        --------         --------
10.25% unsecured Senior Notes due 2003(1) ............................  $  6,827         $150,002
Bonds, mortgage notes and loans under bank credit
 agreements secured by vessels:
  Bonds payable at 5.35% to 10.1% in varying
   installments, paid August 1996 ....................................        --           17,488
  Mortgage notes at variable rates above the London Interbank
   Offering Rate ("LIBOR") in varying installments to 2005(2) ........    90,171           81,780
  Credit Agreement at LIBOR plus 1.75 percent due January 1998(3) ....    92,150               --
  Loans under bank credit agreements at variable
   rates above LIBOR(2) ..............................................    45,000           32,000
7% convertible note due 02/29/04 .....................................     3,000               --
Unsecured note payable to an affiliate at 5.0% due 1996 ..............        --            2,596
                                                                        --------         --------
Total ................................................................   237,148          283,866
Less current portion of long-term debt ...............................    34,892           24,582
                                                                        --------         --------
Long-term debt .......................................................  $202,256         $259,284
                                                                        ========         ========

----------

(1) On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes (see below).

(2)  Rates at December 31, 1996 ranged from 6.25 percent to 7.125 percent.

(3)  Rates at December 31, 1996 were 7.4365 percent and 7.6875 percent.

     Aggregate maturities during the next five years from December 31, 1996 are $34,892,000, $119,785,000, $7,958,000, $8,310,000 and $8,706,000. The Company
has a commitment from its primary lenders to refinance its debt obligations.

     In 1994 and 1995 OMI repurchased $9,350,000 and $9,650,000 of the 10.25 percent unsecured Senior Notes due 2003 for net gains of $753,000 and $1,040,000, respectively, which are included in other-net in the accompanying consolidated statements of operations.

     In January 1996, the Company repurchased $14,050,000 of its outstanding Notes. On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes. Of the $136,950,000 outstanding aggregate amount of its Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss (net of a tax benefit of $1,493,000) of $2,772,000 or $.09 per share was recorded for the early extinguishment of debt. The purchase of the Notes in connection with the cash tender offer was financed by a new credit agreement described below.

     To fund the purchase of its Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, in July 1996 the Company signed a $167,750,000 Credit Agreement ("Credit Agreement") with two foreign banks as co-arrangers. This agreement, which matures in January 1998, requires two equal semi-annual installments of $7,500,000 at a rate of LIBOR plus 1.75 percent. The Company repaid $6,827,000 (equal to the amount of Notes not tendered) of such outstanding principal amounts on July 18, 1996 and repaid an additional $68,773,000 in the fourth quarter of 1996. In January 1997, the Company made a scheduled payment of $7,500,000 and in February 1997, the cash proceeds of $40,000,000 from the sale of the COLUMBIA (see Note 9) were applied to the balance.

     The Credit Agreement is secured by first priority mortgages and assignment of earnings on twelve vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in OMI Petrolink Corporation ("Petrolink"), Amazon, Wilomi and White Sea. Further, OMI's equity ownership interests in Mosaic and Geraldton may not be pledged to secure other borrowings. The Credit Agreement imposed operating and financial restrictions on the Company which affect, and in many respects significantly limit or prohibit, the ability of the Company to, among other things, incur additional indebtedness, create liens, sell capital stock of

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 3--LONG-TERM DEBT AND CREDIT ARRANGEMENTS--(CONTINUED)

subsidiaries or certain other assets, make certain investments, engage in mergers and acquisitions, make certain capital expenditures or pay any dividends. Under the terms of the Credit Agreement, the Company was unable to pay cash dividends at December 31, 1996.

     At December 31, 1996, vessels with a net book value of $361,756,000 and shares of a subsidiary and joint ventures with an aggregate carrying value of $26,387,000 have been pledged as collateral on long-term debt issues.

     Bonds of a domestic subsidiary of OMI in the amount of $17,488,000 at December 31, 1995 were collateralized by mortgages on vessels. OMI was discharged from its obligation for these bonds in connection with the sale of two vessels in August 1996 (see Note 11).

     The Company had two revolving credit/term loan agreements providing for a credit facility of up to $35,000,000 and another facility for $10,000,000 secured by an aggregate of five vessels under which $45,000,000 was outstanding at December 31, 1996.

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

     OMI has entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had outstanding four and three interest rate swap agreements with commercial banks at December 31,1996 and 1995, respectively. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 6.91 percent to 8.475 percent. The differential to be paid or received is recognized as an adjustment to interest expense over the lives of the agreements. The swap agreements have various maturity dates from March 1997 to June 1999. The changes in the notional principal amounts areas follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                        1996             1995
                                                       -------          -------
Notional principal amount, beginning of year ........  $32,700          $38,350
Reductions of notional amounts ......................       --           (3,150)
Maturity/termination of swaps .......................       --          (35,200)
New swap agreements .................................   20,000(1)        32,700
                                                       -------          -------
Notional principal amount, end of year ..............  $52,700          $32,700
                                                       =======          =======
----------

(1)  Swap acquired as part of the Wilomi transaction (see Note 2).

     Interest expense pertaining to interest rate swaps for the years ended December 31, 1996, 1995 and 1994 was $799,000, $786,000 and $2,100,000,
respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. However, OMI does not anticipate non-performance by the counter-parties. The Company has granted the counter-party to two swap agreements a second priority mortgage on one of its vessels as security.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 4--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                                    DECEMBER 31,
                                                  ---------------------------------------------------
                                                          1996                          1995
                                                  --------------------        -----------------------
                                                  CARRYING      FAIR            CARRYING       FAIR
                                                    VALUE       VALUE             VALUE        VALUE
                                                  --------    --------         ---------     --------
Cash and cash equivalents ......................  $ 47,877    $ 47,877         $ 32,569      $ 32,569
CCF ............................................    10,283      10,283            9,765         9,765
Long-term securities ...........................        --          --              591           591
Total debt .....................................   237,148     237,612          283,866       281,866
Unrecognized financial instruments:
 Interest rate swaps in a net payable
  position .....................................                 1,576                          2,686

     The fair value of the Company's Notes, included in long-term debt, is determined by using the quoted market price at the end of the reporting period. The fair value of other long-term debt is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

     Securities available-for-sale included in CCF and long-term securities consist of the following components:


                                                                          DECEMBER 31,
                                                  --------------------------------------------------------------
                                                             1996                                1995
                                                  ---------------------------         --------------------------
                                                  CARRYING         UNREALIZED         CARRYING       UNREALIZED
                                                    VALUE          GAIN (LOSS)          VALUE        GAIN (LOSS)
                                                  --------         -----------        ---------      -----------
Long-term:
12,500 B Capital shares of Sundal
 Collier & Co, a.s. .............................                                     $  591
Capital Construction Fund:
 Cash equivalents ...............................   $  146                               135
 Preferred stocks ...............................    3,037            $(67)            3,150            $ 45
 Time deposit ...................................    7,100                             6,480
                                                                      ----                              ----
Total ...........................................                      (67)                               45
Deferred income taxes ...........................                       23                               (16)
                                                                      ----                              ----
Unrealized (loss) gain on securities--net .......                     $(44)                             $ 29
                                                                      ====                              ====

NOTE 5--INCOME TAXES

     A summary of the components of the (provision) benefit for income taxes is as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996          1995         1994
                                           -------       -------       -------
Current (provision) benefit .............  $(3,244)      $ 5,651      $    (82)
Deferred tax benefit ....................      973        13,322        22,387
                                           -------       -------       -------
(Provision) benefit for income taxes ....  $(2,271)      $18,973       $22,305
                                           =======       =======       =======

     The 1995 current federal tax benefit includes estimated income taxes recoverable due to the carryback of the 1995 current taxable loss.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 5--INCOME TAXES--(CONTINUED)

     The (provision) benefit for income taxes on income excluding the extraodinary loss varies from the statutory rates due to the following:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1996          1995         1994
                                                           -------       -------       -------
(Provision) benefit at statutory rate ...................  $(2,961)      $17,804       $21,060
Minority interest in (income) loss of subsidiary ........     (679)          123          (164)
Equity in earnings of joint ventures (other than
 Amazon/White Sea) net of dividends declared ............    1,148         1,876         1,866
Decrease (increase) in valuation allowance ..............      525          (525)           --
Other ...................................................     (304)         (305)         (457)
                                                           -------       -------       -------
(Provision) benefit for income taxes ....................  $(2,271)      $18,973       $22,305
                                                           =======       =======       =======

     The components of deferred income taxes relate to the tax effects of temporary differences as follows:

                                                               DECEMBER 31,
                                                         ----------------------
                                                           1996          1995
                                                         -------       --------
Deferred tax liabilities:
 Difference between book and tax basis in assets .....   $53,310       $ 68,838
 Unrealized gain on investments ......................        --             16
 Capital Construction Fund ...........................     3,622          3,402
 Previously excluded foreign income ..................    10,217          8,070
                                                         -------       --------
   Total deferred tax liabilities ....................    67,149         80,326
                                                         -------       --------
Deferred tax assets:
 Unrealized losses on investments ....................    (1,673)        (1,673)
 Reserve for drydocking ..............................    (3,101)        (4,907)
 Deferred foreign deficits ...........................      (574)          (839)
 Difference between book and tax basis
  of investments in Amazon/White Sea .................      (626)          (313)
 Accrued lease termination costs .....................        --         (8,750)
 Other ...............................................      (598)        (1,287)
                                                         -------       --------
   Total deferred tax assets .........................    (6,572)       (17,769)
                                                         -------       --------
   Subtotal ..........................................    60,577         62,557
 Valuation allowance .................................        --            525
                                                         -------       --------
Deferred income taxes ................................  $60,577       $ 63,082
                                                        =======       ========

     The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than those of Amazon and White Sea because these earnings are considered by management to be invested in the business for an indefinite period. If the earnings were not considered indefinitely invested, approximately $6,245,000 of additional deferred tax liabilities would have been required at December 31, 1996.

NOTE 6--EMPLOYEE STOCK OWNERSHIP PLAN, RETIREMENT AND DEFERRED COMPENSATION

     Under an Employee Stock Ownership Plan ("ESOP"), shares were allocated annually to eligible participants based on a percentage of their annual salaries up to the extent allowable by the Internal Revenue Code. Unearned compensation--employee stock ownership trust in the accompanying Consolidated Statements of Changes in Stockholders' Equity represents the cost of unallocated shares held by the ESOP trust. At December 31, 1995, all shares were allocated by the trust and, in 1996, the Company merged the ESOP and the existing 401(k) Plan.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 6--EMPLOYEE STOCK OWNERSHIP PLAN, RETIREMENT AND DEFERRED COMPENSATION --(CONTINUED)

     The Company has a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permitted employees to make contributions up to two percent of their annual salaries in 1994 and 1995, with the Company matching 100 percent of the employee's contribution. Effective January 1, 1996, employees are permitted to contribute up to 10 percent of their annual salaries, with the Company then matching up to the first three percent of the employee's contribution (this rate was increased to six percent for 1997). The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. Company contributions were $260,000, $171,000 and $160,000 in 1996, 1995 and 1994, respectively. In addition, the Company elected to make a three percent discretionary contribution in 1996 aggregating $251,000 which was paid in January 1997.

     In addition, certain domestic subsidiaries make contributions to union sponsored multi-employer pension plans covering seagoing personnel. Contributions to these plans amounted to approximately $531,000, $751,000 and $1,020,000 for 1996, 1995 and 1994, respectively. If these subsidiaries were to withdraw from the plans or the plans were to terminate, the subsidiaries would be liable for a portion of any unfunded plan benefits that might exist. The Company does not believe that it has any withdrawal liability as of December 31, 1996.

NOTE 7--STOCK OPTION AND RESTRICTED STOCK PLANS

     The Company currently has five option plans; the 1995 Equity Incentive Plan ("1995 Plan"), the 1995 Stock Option Plan for Non-Employee Directors ("Directors' Plan"), the 1990 Equity Incentive Plan ("1990 Plan"), the 1984 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan.

     In 1995, the shareholders approved the 1995 Plan to replace the 1990 Plan. The total number of shares that may be optioned or awarded under the 1995 Plan is 1,000,000 shares of OMI common stock. No further options may be granted under the 1990 Plan; 432,000 shares are reserved with respect to options granted under this plan. The Company also has a 1986 Non-Qualified Stock Option Plan which provided for the granting of up to 500,000 shares. No options may be granted under this plan after April 3, 1996.

     Under the 1995 Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights ("SARs") and restricted shares. SARs entitle a recipient the alternative of electing to cancel the related stock option, and to receive instead an amount in cash, stock or a combination of cash and stock equal to the difference between the option price and the market price of the Company's stock on the date on which the SARs are exercised. Under all plans, the option price per share may not be less than the fair market value of a share at the date of grant.

     During 1996 and 1995, the Company awarded options to acquire an aggregate of 10,000 shares and 591,000 shares, respectively, and 110,000 restricted shares all under the 1995 Plan. The options granted are non-qualified stock options and vest equally over a three year period from the date of grant. The restrictions on the restricted shares awarded lapse equally over a five year period. No SARs were issued in 1996 or 1995.

     The total number of shares of OMI common stock allocated to the Directors' Plan was 300,000 shares. During 1995, the Company awarded options to acquire an aggregate of 150,000 shares under this Plan. Each option permits the non-employee director, for a period of up to ten years from the date of grant, to purchase from the Company 30,000 shares. Options become exercisable equally over a three year period. The initial option exercise price is not less than the fair market value at the date of grant. The option exercise price with respect to the shares which become exercisable on the second and third anniversary of the date of grant increase by 15 percent over the option exercise price applicable to shares which first became exercisable in the year immediately preceding each such anniversary date.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 7--STOCK OPTION AND RESTRICTED STOCK PLANS--(CONTINUED)

     Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Benefits to net income relating to SARs and/or options for the years ended December 31, 1996, 1995 and 1994 were $43,000, $17,000 and $36,000, respectively.

     A summary of the changes in shares under option for all plans is as follows:

                                                                                                  WEIGHTED
                                                      NUMBER OF                                    AVERAGE
                                                       OPTIONS             OPTION PRICE        EXERCISE PRICE
                                                      ---------         ------------------     --------------
Outstanding at January 1, 1994 ......................     976           $4.25   to  $9.875          $5.75
 Granted ............................................      40            6.25                        6.25
 Exercised ..........................................     (67)           4.688  to   5.125           8.08
 Forfeited ..........................................     (34)           4.50   to   9.875           9.07
                                                        -----
Outstanding at December 31, 1994 ....................     915            4.25   to   9.875           5.71
 Granted ............................................     741            5.38   to   6.690           6.17
 Exercised ..........................................    (259)           4.25   to   5.125           4.96
 Forfeited ..........................................     (35)           4.50   to   9.875           7.63
                                                        -----
Outstanding at December 31, 1995 ....................   1,362            4.25   to   9.875           6.04
 Granted ............................................      10            7.50                        7.50
 Exercised ..........................................    (169)           4.25   to   6.310           5.16
 Forfeited ..........................................     (27)           6.31   to   9.875           6.64
                                                        -----
Outstanding at December 31, 1996 ....................   1,176            4.50   to   9.875           6.23
                                                        =====

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1996 and 1995 would have been stated at the pro forma amounts indicated below:

                                                   1996        1995
                                                  ------     --------
Net income (loss):
 As reported ..................................   $3,417     $(31,896)
 Pro forma ....................................    2,942      (32,265)
Net income (loss) per common share:
 As reported ..................................   $ 0.10     $  (1.04)
 Pro forma ....................................     0.09        (1.05)

     The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 36%, risk free average interest rates of 5.5 percent and
6.04 percent for 1996 and 1995, respectively, and expected lives of five years.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 8--COMMON STOCK OFFERING

     In December 1996, the Company completed a public offering of 11,500,000 shares of its common stock at a public offering price of $7.00 per share (the "Offering"). Approximately $59,732,000 of the net proceeds from the Offering were used to pay a portion of the Company's indebtedness under its $167,750,000 Credit Agreement and approximately $16,000,000 was used for downpayments on contracts to build new vessels (see Note 13).

NOTE 9--OPERATING LEASES

     Total rental expense, including contingent rentals, amounted to $39,899,000, $47,840,000 and $49,247,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Leases are primarily for vessels and office space.

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues by year, to be received subsequent to December 31, 1996 on these time charters are as follows:

           1997 ......................................  $ 67,409
           1998 ......................................    41,072
           1999 ......................................    27,135
           2000 ......................................    27,698
           2001 ......................................    28,260
                                                        --------
             Total ...................................  $191,574(1)
                                                        ========
----------

(1) Minimum future revenues for later years are not included above due to the charterers' options to continue the leases at such dates.

     During December 1996, the Company entered into an agreement for the sale and leaseback (under a time charter agreement terminating December 31, 2002) of the OMI COLUMBIA for $49,000,000 of which $9,000,000 will be in the form of an interest bearing note receivable. The Company has a purchase option at fair market value at the expiration of the lease. The book value of the vessel has been included in assets held for sale as of December 31, 1996. The transaction closed on January 31, 1997, at which time a deferred gain of $24,700,000 was recorded. The deferred gain will be credited to income as an adjustment to operating lease expense over the lease term.

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 1996 (including lease payments due for the OMI COLUMBIA), are as follows:

           1997 ........................................  $27,170
           1998 ........................................   19,048
           1999 ........................................   17,717
           2000 ........................................   17,148
           2001 ........................................    7,721
                                                          -------
             Total .....................................  $88,804
                                                          =======

NOTE 10--IMPAIRMENT AND PROVISION FOR LOSS ON LEASE OBLIGATION

     As part of OMI's periodic review in 1995 of the recoverability of its investment in its vessels, the Company determined that the carrying value of two of its U.S. flag product carriers operating in foreign markets exceeded their undiscounted forecasted future net cash flows from operations. Similarly, in 1994 the Company determined that the carrying value of one of its chemical/product carriers engaged in U.S. domestic shipping operations exceeded the undiscounted forecasted future net cash flows from its operations. These losses were measured by the excess of the

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 10--IMPAIRMENT AND PROVISION FOR LOSS ON LEASE OBLIGATION--(CONTINUED)

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

     Also in 1994, the Company determined that a similar loss should be recognized for the forecasted loss from operations of the OMI Hudson, a chemical/product carrier engaged in U.S. domestic shipping operations which was chartered-in on an operating lease through 2006. The amount of the loss was estimated based on forecasted undiscounted cash flows, excluding from rent expense an amount representative of the interest component of the lease agreement, through the lease expiration date. This loss, estimated as $19,800,000, was also reported as a separate item in the 1994 Consolidated Statement of Operations.

     In October 1995, the Company entered into an agreement with the owner/lessor of the OMI Hudson to terminate the operating lease and to purchase, or to cause the sale of the vessel to a designated purchaser, for approximately $30,000,000 (see Note 11). The termination of the lease was completed on February 29, 1996 at which time the Company paid the lessor a $25,000,000 cancellation fee consisting of $22,000,000 cash and a convertible note of $3,000,000 (see Note 3). The loss on the termination of the lease, in the amount of $6,687,000, was charged to earnings in 1995. On March 20, 1996, the Company purchased the vessel for $9,300,000 in cash and the assumption of $19,570,000 of indebtedness secured by the vessel.

NOTE 11--DISPOSAL OF ASSETS

     The Company contracted in 1995 to sell the OMI Hudson along with two other vessels and its interest in OSTC to Hvide Marine, Inc. ("Hvide"). The sale was contingent upon Hvide successfully completing an initial public offering of its common stock, which was accomplished in August 1996. Of the $64,650,000 sale price, OMI received approximately $30,000,000 in cash and Hvide assumed $34,650,000 of debt which had been secured by mortgages on two of the vessels.

     In March 1996, the Company delivered a vessel to new owners as part of an exchange transaction. The vessel acquired in the transaction was previously owned by a company 49.9 percent owned by OMI.

     On September 30, 1996, Petrolink sold three workboats for $11,600,000 in cash resulting in a gain of $9,708,000.

     During December 1996, OMI contracted to sell its Liquid Petroleum Gas Carrier which was delivered March 12, 1997 for a gain of approximately $1,000,000. The net book value of the vessel is included in vessels held for sale.

     In September 1995, two vessels with an aggregate book value of $40,781,000 and cash of $1,238,000 were swapped for two product carriers.

                           OMI CORP. AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

  NOTE 11--DISPOSAL OF ASSETS--(CONTINUED)

            Gain on disposal of assets-net consists of the following:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996          1995         1994
                                                       -------       -------       -------
Gain (loss) on sale of vessels and workboats .......   $ 9,603       $(3,288)      $ 7,178
(Loss) gain on sale of marketable securities .......       (72)        8,586         2,814
Amortization of gain on sale and leaseback .........        --           167           334
Net loss on sale of CCF investments ................        --          (467)          (78)
Disposal of joint venture interests ................       142           649            --
Net gain on disposal of other assets ...............       980            --           (26)
Gain on sale of long-term securities ...............       500            --            --
                                                       -------       -------       -------
  Total ............................................   $11,153       $ 5,647       $10,222
                                                       =======       =======       =======

NOTE 12--FINANCIAL INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS

     The Company operates U.S. flag and foreign flag vessels. Income (loss) from operations is the excess of operating revenues over operating expenses including corporate expenses which are allocated to operations of the vessels.

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996          1995         1994
                                           --------       --------     --------
Revenues:
 Domestic ...............................  $122,591       $148,164     $173,378
 Foreign ................................   111,292         91,716       93,418
                                           --------       --------     --------
  Total .................................  $233,883       $239,880     $266,796
                                           ========       ========     ========
Operating income (loss):
 Domestic ...............................  $ (1,867)      $(49,113)    $(63,093)
 Foreign ................................    21,605         10,432       15,009
                                           --------       --------     --------
  Total .................................  $ 19,738       $(38,681)    $(48,084)
                                           ========       ========     ========
Identifiable assets:
 Domestic ...............................  $148,446       $187,663     $228,162
 Foreign ................................   402,748        377,823      376,970
                                           --------       --------     --------
  Total .................................  $551,194       $565,486     $605,132
                                           ========       ========     ========
Capital expenditures:
 Domestic ...............................  $ 12,792       $ 18,493     $  2,589
 Foreign ................................    37,978         19,647       12,729
                                           --------       --------     --------
  Total .................................  $ 50,770       $ 38,140     $ 15,318
                                           ========       ========     ========
Depreciation and amortization:
 Domestic ...............................  $ 12,307       $ 17,112     $ 19,953
 Foreign ................................    18,141         17,622       17,817
                                           --------       --------     --------
  Total .................................  $ 30,448       $ 34,734     $ 37,770
                                           ========       ========     ========

     The operating losses pertaining to domestic operations for the years ended December 31, 1995 and 1994 include the provisions for impairment of vessels and losses on lease obligation (see Note 10). Domestic revenues in 1996 and 1995 include Operating Differential Subsidies ("ODS") of approximately $4,739,000 and $9,222,000, respectively. The Company received no ODS in 1994.

     Investments in and net receivables from foreign subsidiaries amounting to $281,673,000, $279,446,000 and $292,286,000 at December 31, 1996, 1995 and 1994,
respectively, have been excluded from OMI Corp. domestic assets as they have been eliminated in consolidation.

     Voyage revenues in 1994 include revenue from major customers of $40,573,000 received by domestic operations under a Federal Government Program, PL480. There were no charterers that were considered to be major customers in 1995 or 1996.

                           OMI CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

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

     The Company has employment agreements with its Chairman and all executive officers. Each of the employment agreements provide that if the employee is terminated without cause or, except for the Chairman, voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, such employee will continue to receive base salary and other benefits until December 31, 1998 or twelve months from the date of termination, whichever is later. The Chairman's contract terminates, December 31, 2001, and the Company has an option to terminate the contract at December 31, 1999. In addition, if any such employee is terminated without cause (other than for reasons of disability) within two years of a Change of Control (as defined in the Company's Separation Allowance Program), the Company will pay such employee an amount equal to three times the sum of his then current base salary and the incentive bonus to which the employee is entitled. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $5,602,000 at December 31, 1996. The maximum contingent liability for salary and incentive compensation excluding bonuses in the event of a change in control is approximately $9,180,000 at December 31, 1996.

     The Company has entered into a letter of intent with a shipyard for the construction of three Suezmax tankers at a cost of approximately $54,000,000 per vessel with an option for one more. The vessels are to be delivered in 1998 and 1999.

     OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of its joint venture partners. Such debt was approximately $19,476,000 at December 31, 1996 with OMI's share of such guarantees being approximately $9,705,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. During 1996, OMI and its partner advanced $3,000,000 in the form of a non-interest bearing loan to cover operating expenses of a joint venture. OMI's portion of the loan was $1,470,000. At December 31, 1996, no other such deficiencies have been funded.

NOTE 14--SUBSEQUENT EVENTS

     On March 12, 1997, the Company entered into an agreement for the sale of the ALTA for approximately $39,900,000 and a leaseback of the vessel for five years. The gain on the sale of approximately $15,700,000 will be deferred and credited to income as an adjustment to lease expense over the term of the lease. The lessor has the option to cancel the lease after two years and the payment of a $1,000,000 termination fee.

     On March 18, 1997, the Company agreed to acquire a 1988 built product carrier for approximately $18,675,000 which is expected to be delivered in April 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corp.:

     We have audited the accompanying consolidated balance sheets of OMI Corp. and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


New York, New York
February 14, 1997
(March 18, 1997 as to Note 14)

ITEM 8. SUPPLEMENTARY DATA

                                                QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           1996 QUARTER ENDED                           1995 QUARTER ENDED
                                 --------------------------------------       ---------------------------------------
                                 MARCH 31   JUNE 30   SEPT.30    DEC.31       MARCH 31  JUNE 30    SEPT.30     DEC.31
                                 --------  --------   -------   -------       --------  --------   -------    --------
Revenues ......................  $61,838    $61,282   $58,599   $52,164       $56,990   $62,163    $61,131    $ 59,596
                                 -------    -------   -------   -------       -------   -------    -------    --------
Operating income (loss) .......    5,425      3,501     6,221     4,591        (6,882)   (3,867)    (3,750)    (24,182)(2)
                                 -------    -------   -------   -------       -------   -------    -------    --------
Extraordinary loss, net of
 tax benefit ..................      361       --      (3,022)     (111)         --        --         --          --
                                 -------    -------   -------   -------       -------   -------    -------    --------
Net income (loss) .............  $   605    $   675   $ 2,046   $    91       $(1,126)  $(5,296)   $(4,902)   $(20,572)
                                 =======    =======   =======   =======       =======   =======    =======    ========
Income (loss) per common
 share: (1)

Net income (loss) before
 extraordinary loss ...........  $  0.01    $  0.02   $  0.16   $  0.01       $ (0.04)  $ (0.17)   $ (0.16)   $  (0.66)(2)
                                 =======    =======   =======   =======       =======   =======    =======    ========
Net income (loss)..............  $  0.02    $  0.02   $  0.06   $  0.00       $ (0.04)  $ (0.17)   $ (0.16)   $  (0.66)
                                 =======    =======   =======   =======       =======   =======    =======    ========
Weighted average number
 of shares of common
 stock outstanding ............   31,199     31,499    31,558    35,821        30,488    30,533     30,927      31,003
                                 =======    =======   =======   =======       =======   =======    =======    ========

----------

(1)  Earnings per share are based on stand-alone quarters.

(2) Includes provision for losses due to the impaired value of vessels of $8,707,000 and lease obligation of $6,687,000 in 1995.

                                                                      SCHEDULE I

                                    OMI CORP.

       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT) EARNINGS
                                 (IN THOUSANDS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              1996        1995         1994
                                                                            --------     --------     --------
Revenues:
 Voyage revenues ........................................................   $  2,743     $  4,316     $ 10,001
 Other income ...........................................................     11,462        5,734        5,695
                                                                            --------     --------     --------
   Total revenues .......................................................     14,205       10,050       15,696
                                                                            --------     --------     --------
Operating Expenses:
 Vessel and voyage ......................................................      6,216       11,353       13,348
 Depreciation and amortization ..........................................      1,670        1,713        1,552
 General and administrative .............................................     13,704       13,355       16,106
                                                                            --------     --------     --------
   Total operating expenses .............................................     21,590       26,421       31,006
                                                                            --------     --------     --------
Operating loss ..........................................................     (7,385)     (16,371)     (15,310)
                                                                            --------     --------     --------
Other Income (Expense):
 (Loss) gain on disposal of assets-net ..................................     (1,612)         871            3
 Interest expense .......................................................    (18,491)     (18,098)     (19,231)
 Interest income ........................................................      7,395          994          731
 Minority interest in (income) loss of subsidiary .......................     (1,262)         229         (304)
 Other-net ..............................................................         --        1,040          753
                                                                            --------     --------     --------
   Net other expense ....................................................    (13,970)     (14,964)     (18,048)
                                                                            --------     --------     --------
(Loss) before income taxes, equity in earnings (losses) of subsidiaries
 and extraordinary loss .................................................    (21,355)     (31,335)     (33,358)
(Provision) benefit for income taxes ....................................     (2,271)      18,973       22,305
                                                                            --------     --------     --------
(Loss) before equity in earnings (losses) of subsidiaries
 and extraordinary loss .................................................    (23,626)     (12,362)     (11,053)
Equity in earnings (losses) of subsidiaries .............................     29,815      (19,534)     (26,812)
                                                                            --------     --------     --------
Income (loss) before extraordinary loss .................................      6,189      (31,896)      37,865
Extraordinary loss, net of tax benefit of $1,493 ........................     (2,772)          --           --
                                                                            --------     --------     --------
Net income (loss) .......................................................      3,417      (31,896)     (37,865)
Retained (deficit) earnings, beginning of year ..........................     (5,265)      26,631       64,496
                                                                            --------     --------     --------
Retained (deficit) earnings, end of year ................................   $ (1,848)    $ (5,265)    $ 26,631
                                                                            ========     ========     ========


                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                    OMI CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                 1996           1995
                                                                                --------      --------
                                   ASSETS
Current assets:
 Cash (including cash equivalents of $29,032 in 1996
  and $0 in 1995) (Note 2) ...................................................  $ 29,170       $ 1,118
 Prepaid expenses and other current assets ...................................     2,551         7,201
                                                                                --------      --------
   Total current assets ......................................................    31,721         8,319
                                                                                --------      --------
Capital Construction Fund ....................................................    10,283         4,777
Investment in (at equity) and net advances to subsidiaries ...................   345,748       353,276
Vessel and other property:
 Vessel ......................................................................        --         8,648
 Other property ..............................................................     7,047         6,959
                                                                                --------      --------
   Total vessel and other property ...........................................     7,047        15,607
   Less accumulated depreciation .............................................     5,254         6,344
                                                                                --------      --------
   Vessel and other property-net .............................................     1,793         9,263
                                                                                --------      --------
Other assets and deferred charges ............................................     1,080         4,375
                                                                                --------      --------
   Total .....................................................................  $390,625      $380,010
                                                                                ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ............................................................  $    456      $    458
 Accrued liabilities:
  Vessel and voyage ..........................................................       723           465
  Interest ...................................................................     3,272         2,531
  Other ......................................................................     2,235         3,514
 Current portion of long-term debt (Note 3) ..................................    25,000         3,596
                                                                                --------      --------
   Total current liabilities .................................................    31,686        10,564
                                                                                --------      --------
Advance time charter revenues and other liabilities ..........................       170         4,353
Long-term debt (Note 3) ......................................................    86,977       154,002
Deferred income taxes ........................................................    60,577        63,082
Minority interest in subsidiary ..............................................     3,637         2,594

Stockholders' equity:
 Common stock ................................................................    21,346        15,521
 Capital surplus .............................................................   184,251       131,622
 Deficit .....................................................................    (1,848)       (5,265)
 Cumulative translation adjustment-net .......................................     4,912         4,912
 Unearned compensation-restricted stock ......................................    (1,039)       (1,404)
 Unrealized (loss) gain on securities, net of deferred income taxes of
  1996--$(23);  1995--$16 ....................................................       (44)           29
                                                                                --------      --------
   Total stockholders' equity ................................................   207,578       145,415
                                                                                --------      --------
   Total .....................................................................  $390,625      $380,010
                                                                                ========      ========


                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                    OMI CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                1996         1995         1994
                                                                             ---------     --------     --------
Cash Flows (Used) Provided by Operating Activities:
Net income (loss) .........................................................  $   3,417     $(31,896)    $(37,865)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
  Decrease in deferred income taxes .......................................       (973)     (13,322)     (22,387)
  Depreciation and amortization ...........................................      1,670        1,713        1,552
  Amortization of unearned compensation ...................................        365          943        1,630
  Loss (gain) on disposal of assets-net ...................................      1,612         (871)          (3)
  Other-net ...............................................................         --       (1,040)        (753)
  Equity in (earnings) losses of subsidiaries less dividends received .....    (29,815)      55,489       43,880
  Extraordinary loss-net of tax ...........................................      2,772           --           --
  Changes in assets and liabilities-net ...................................     19,104       (9,653)       9,315
                                                                             ---------     --------     --------
  Net cash (used) provided by operating activities ........................     (1,848)       1,363       (4,631)
                                                                             ---------     --------     --------
Cash Flows Provided (Used) by Investing Activities:
  Proceeds from disposition of vessel .....................................      3,472            --          --
  Additions to vessels and other property .................................       (284)        (250)        (615)
  Proceeds received from sale of marketable securities ....................         --        2,715           --
  Proceeds and interest received and reinvested in Capital
   Construction Fund ......................................................       (717)        (428)        (134)
                                                                             ---------     --------     --------
  Net cash flows provided (used) by investing activities ..................      2,471        2,037         (749)
                                                                             ---------     --------     --------
Cash Flows Provided (Used) by Financing Activities:
  Cash proceeds from issuance of long-term debt ...........................    170,923           --           --
  Net proceeds from issuance of common stock ..............................     76,526        1,275          263
  Payments on long-term debt ..............................................   (218,639)     (14,346)     (10,517)
  Payments for debt issue costs ...........................................     (1,381)          --          (15)
                                                                             ---------     --------     --------
  Net cash flows provided (used) by financing activities ..................     27,429      (13,071)     (10,269)
                                                                             ---------     --------     --------
  Net increase (decrease) in cash and cash equivalents ....................     28,052       (9,671)     (15,649)
  Cash and cash equivalents, beginning of year ............................      1,118       10,789       26,438
                                                                             ---------     --------     --------
  Cash and cash equivalents, end of year ..................................  $  29,170     $  1,118     $ 10,789
                                                                             =========     ========     ========


                   See note to condensed financial statements.

                                                                      SCHEDULE I

                                    OMI CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

     1. The condensed financial statements present the separate financial data (parent only) of the OMI Corp. ("OMI" or the "Company"). All domestic and foreign subsidiaries which are more than 20% owned and investments in joint ventures are accounted for by the equity method.

     See Notes to Consolidated Financial Statements on pages 22 through page 35 of OMI's 1996 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

     2. CASH FLOWS--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1996, 1995 and 1994, interest paid totaled approximately $19,594,000 $18,262,000 and $19,430,000, respectively. There were no income taxes paid during 1996, 1995 and 1994; however, tax refunds of $5,061,000 were received during 1996.

     3. LONG-TERM DEBT--Long-term debt as of December 31, 1996 and 1995 consists of the following:

                                                                                         1996       1995
                                                                                       --------    --------
                                                                                          (IN THOUSANDS)
        10.25% unsecured Senior Notes due 2003 (1) ..................................  $  6,827    $150,002
        Mortgage notes and loans under bank credit agreements secured by vessels:
          Mortgage notes at variable rates above the London Interbank Offering
           Rate ( "LIBOR ") in varying installments paid October 1996 ...............        --       5,000
          Credit Agreement at LIBOR plus 1.75 percent due January 1998 (2) ..........    92,150          --
          Loans under bank credit agreements at variable rates above LIBOR (3) ......    10,000          --
        7% convertible note due 02/29/04 ............................................     3,000          --
        Unsecured note payable to an affiliate at 5.0% due 1996 .....................        --       2,596
                                                                                       --------    --------
           Total ....................................................................   111,977     157,598
        Less current portion of long-term debt ......................................    25,000       3,596
                                                                                       --------    --------
        Long-term debt ..............................................................  $ 86,977    $154,002
                                                                                       ========    ========

----------

(1) On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes (see below).

(2)  Rates at December 31, 1996 were 7.4365 percent and 7.6875 percent.

(3) At December 31, 1996, the Company had outstanding a credit facility of $10,000,000 in a line of credit with a bank at a variable rate, based on LIBOR. Rate at December 31, 1996 was 7.125 percent.

     In 1994 and 1995 OMI repurchased $9,350,000 and $9,650,000 of the 10.25 percent unsecured Senior Notes due 2003 for net gains of $753,000 and $1,040,000, respectively, which are included in other-net in the accompanying consolidated statements of operations.

     In January 1996, the Company repurchased $14,050,000 of its outstanding Notes. On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes. Of the $136,950,000 outstanding aggregate amount of its Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss (net of the tax benefit) of $2,772,000 or $.09 per share was recorded for the early extinguishment of debt. The purchase of the Notes in connection with the cash tender offer was financed by a new credit agreement described below.

     To fund the purchase of its Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, in July 1996, the Company signed a $167,750,000 Credit Agreement ("Credit Agreement") with two foreign banks as co-arrangers. This agreement, which matures in January 1998, requires two equal semi-annual installment of $7,500,000 at a rate of LIBOR plus 1.75 percent. The Company repaid $6,827,000 (equal to the amount of Notes not tendered) of such outstanding principal amounts on July 18, 1996 and repaid an additional $68,773,000 in the fourth quarter of 1996. In January 1997, the Company made a scheduled payment of $7,500,000 and in February 1997, the proceeds of $40,000,000 received by a subsidiary from the sale of a vessel was transferred to OMI and applied to the balance.

     The Credit Agreement is secured by first priority mortgages and assignment of earnings on twelve vessels, second priority mortgages on six other vessels and a first priority pledge of the Company's equity ownership interests in OMI Petrolink Corporation ("Petrolink"), Amazon, Wilomi and White Sea. Further, OMI's equity ownership interests in Mosaic and Geraldton may not be pledged to secure other borrowings. The Credit Agreement imposed operating and financial restrictions on the Company which affect, and in many respects significantly limit or prohibit, the ability of the Company to, among other things, incur additional indebtedness, create liens, sell capital stock of subsidiaries or certain other assets, make certain investments, engage in mergers and acquisitions, make certain capital expenditures or pay any dividends. Under the terms of the Credit Agreement, the Company was unable to pay cash dividends at December 31, 1996.


     In 1995, Mosaic Alliance Corporation purchased $2,000,000 of OMI's Notes at a cost of $1,736,000. The Company's portion of such Notes is considered a retirement of debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI

     Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's 1996 Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of
Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    1. Financial Statements:

          OMI Corp. and Subsidiaries Consolidated Statements of Operations for the three years ended December 31, 1996.

          OMI Corp. and Subsidiaries Consolidated Balance Sheets at December 31, 1996 and 1995.

          OMI Corp. and Subsidiaries Consolidated Statements of Cash Flows for the three years ended December 31, 1996.

          OMI Corp. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996.

          OMI Corp. and Subsidiaries Notes to Consolidated Financial Statements for the three years ended December 31, 1996.

          OMI Corp. and Subsidiaries Quarterly Results of Operations for 1996 and 1995.

     2. Financial Statement Schedules:

          OMI Corp. (Parent only) Condensed financial information as to financial position as of December 31, 1996 and 1995, and cash flows and results of operations for the years ended December 31, 1996, 1995 and 1994.

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

   4.2        Exhibit 4.2 to 1989 Form 10-K Report       Form of Common Stock Certificate (Foreign).
              of the Company (No. 2-87930)

  10.1        Exhibit 10(d) to 1983 Form 10-K Report     OMI Incentive Stock Option Plan.(1)
              of the Company (No. 2-87930)

  10.2        Exhibit 10.11 to Registration Statement    OMI Supplementary Deferred Benefit Plan, as amended.
              on Form S-1 (No. 33-7341)

  10.3        Exhibit 10.9 to Registration Statement     OMI Non-Qualified Stock Option Plan.(1)
              on Form S-1 (No. 33-7341)

  10.4        Exhibit 10.14(a) to Registration           Severance Agreement dated as of August 9, 1984
              Statement on Form S-1 (No. 33-7341)        between Michael Klebanoff and the Company.(1)

  10.5(a)     Exhibit 10.20 to 1987 Form 10-K Report     OMI Corp. Employee Stock Ownership Plan (effective
              of the Company (No. 2-87930)               January 1, 1987).(1)

  10.5(b)     Exhibit 10.23 to 1988 Form 10-K Report     Amendment No. 1 dated September 15, 1988 to OMI
              of Company (No. 2-87930)                   Corp. Employee Stock Ownership Plan.(1)

----------

(1)   Denotes executive compensation plan and/or placement agreement.



  NUMBER      INCORPORATED BY REFERENCE TO               DESCRIPTION OF EXHIBIT
  ------      ----------------------------               ----------------------
  10.6        Exhibit 10.31 to 1990 Form 10-K Report     OMI Corp. 1990 Equity Incentive Plan.(1)
              of the Company (No. 2-87930)

  10.7        Exhibit 10.44 to 1991 Form 10-K Report     OMI Corp. Key Employees Deferred Compensation Plan,
              of the Company (No. 2-87930)               effective January 1, 1992.(1)

  10.8        Exhibit 10.14 to 1994 Form 10-K Report     Stock Option and Restricted Stock Award Agreement dated
              of the Company (No. 2-87930)               as of February 23, 1994 between Craig H. Stevenson, Jr.
                                                         and the Company.

  10.9(a)     Exhibit 10.15(c) to 1994 Form 10-K         Employment Agreement dated as of January 1, 1995
              Report of the Company (No. 2-87930)        between Vincent J. de Sostoa and the Company.(1)

  10.9(b)     Exhibit 10.15(d) to 1994 Form 10-K         Employment Agreement dated as of January 1, 1995
              Report of the Company (No. 2-87930)        between Fredric S. London and the Company.(1)

  10.9(c)     Exhibit 10.15(e) to 1994 Form 10-K         Form of Employment Agreement dated as of January 1,
              Report of the Company (No. 2-87930)        1995 between any Vice-President and the Company.(1)

  10.9(d)     Exhibit 10.10(f) to 1995 Form 10-K         Employment Agreement dated as of August 3, 1995
              Report of the Company (No. 2-87930)        between Richard J. Halluska and the Company.(1)

  10.9(e)     Exhibit 10.10(g) to 1995 Form 10-K         Employment Agreement dated as of August 3, 1995
              Report of the Company (No. 2-87930)        between Robert Bugbee and the Company.(1)

  10.9(f)     Exhibit 10.10(i) to 1995 Form 10-K         Amended and Restated Employment Agreement dated as
              Report of the Company (No. 2-87930)        of November 21, 1995 between Craig H. Stevenson, Jr.
                                                         and the Company.(1)

  10.9(g)                                                Employment Agreement dated as of January 1, 1997
                                                         between Jack Goldstein and the Company.

  10.10       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Incentive Equity Plan.(1)
              ended June 30, 1995 (No. 2-87930)

  10.11       Exhibit 10.14 to Form 10-Q for period      OMI Corp. 1995 Stock Option Plan for Non-Employee
              ended June 30, 1995 (No. 2-87930)          Directors.(1)

  10.12       Exhibit 10.13 to 1995 Form 10-K Report     Annual Executive Incentive Compensation Plan.(1)
              of the Company (No. 2-87930)

  21                                                     Subsidiaries of the Company.

  27.01                                                  Financial Data Schedule dated December 31, 1996.

  99          Exhibit 99 to 1995 Form 10-K Report        Declarations Executive Risk Policy No. 81092598-H
              of the Company (No. 2-87930)               dated January 19, 1996, for the period from
                                                         January 31, 1996 to January 31, 1999 and
                                                         Excess Directors and Officers Insurance and
                                                         Corporate Reimbursement Policy, Policy No.
                                                         482-51-72, dated January 22, 1996, for
                                                         the period from January 31, 1996 to January 31, 1999.


  (b) Reports on Form 8-K.

    None.

----------
(1)   Denotes executive compensation plan and/or placement agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OMI CORP.

                                  By /s/ CRAIG H. STEVENSON, JR.
                                    -------------------------------------------
                                      Craig H. Stevenson, Jr., President,
                                     Chief Executive Officer and Director
                                           March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----

/s/ CRAIG H. STEVENSON, JR.   President, Chief Executive Officer  March 28, 1997
--------------------------     and Director
Craig H. Stevenson, Jr.

/s/ JACK GOLDSTEIN            Chairman of the Board and           March 28, 1997
--------------------------     Director
Jack Goldstein

/s/ LIVIO BORGHESE            Director                            March 28, 1997
--------------------------
Livio Borghese

/s/ STEVEN D. JELLINEK        Director                            March 28, 1997
--------------------------
Steven D. Jellinek

/s/ MICHAEL KLEBANOFF         Director                            March 28, 1997
--------------------------
Michael Klebanoff

/s/ EMANUEL L. ROUVELAS       Director                            March 28, 1997
--------------------------
Emanuel L. Rouvelas

/s/ MARIANNE K. SMYTHE        Director                            March 28, 1997
--------------------------
Marianne K. Smythe

/s/ VINCENT J. DE SOSTOA      Senior Vice President, Treasurer    March 28, 1997
--------------------------     and Chief Financial Officer
Vincent J. De Sostoa