Form 10-Q
period 1997-03-31
OMI CORP
filed 1997-05-07
CIK 732780

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

                  For the quarterly period ended MARCH 31, 1997
                                                 --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.


            For the period from                to
                               ----------------   --------------------
                                                   COMMISSION FILE NUMBER

                                                          1-10164
                                                          -------



                                    OMI CORP.


             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                   DELAWARE                        13-2625280
                   --------                        ----------

        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)

       90 PARK AVENUE, NEW YORK, N.Y.               10016
       ------------------------------         ---------------------

          (Address of principal                   (Zip Code)
           executive offices)

Registrant's telephone number, including area code  (212) 986-1960
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No
                       ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 7, 1997 :
                   --------------

            Common Stock, par value 0.50 per share 42,865,670 shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                       PAGE
-------   ---------------------                                       ----

ITEM 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Statements of
               Operations for the three months
               ended March 31, 1997 and 1996                             3

             Condensed Consolidated Balance Sheets-
               March 31, 1997 and December 31, 1996                      4

             Consolidated Statement of Changes in
               Stockholders' Equity for the three months
               ended March 31, 1997                                      5

             Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996                   6

             Notes to Condensed Consolidated Financial
               Statements                                                7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10


PART II:  OTHER INFORMATION                                             17

SIGNATURES                                                              18

                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,

                                                                1997                 1996
                                                              -----------         ---------
Revenues:
  Voyage revenues                                        $     57,474          $     60,287
  Other income                                                  1,682                 1,551
                                                         ------------          ------------
    Total revenues                                             59,156                61,838
                                                         ------------          ------------
Operating Expenses:
   Vessel and voyage                                           41,818                43,848
   Depreciation and amortization                                7,285                 8,066
   Operating lease                                              1,047                   755
   General and administrative                                   3,652                 3,744
                                                         ------------          ------------
    Total operating expenses                                   53,802                56,413
                                                         ------------          ------------
Operating income                                                5,354                 5,425
                                                         ------------          ------------
Other Income (Expense):
  Gain (loss) on disposal of
    assets-net                                                    893                  (144)
  Interest expense-net                                         (3,283)               (6,485)
  Minority interest in income of subsidiary                       (10)                  (50)
                                                         ------------          ------------
    Net other expense                                          (2,400)               (6,679)
                                                         ------------          ------------
Income (loss) before income taxes,
   equity in operations of joint
   ventures and extraordinary gain                              2,954                (1,254)
Provision (benefit) for income
   taxes                                                        1,289                  (607)
                                                         ------------          ------------
Income (loss) before equity in
   operations of joint ventures
   and extraordinary gain                                       1,665                  (647)
Equity in operations of joint ventures                          1,155                   891
                                                         ------------          ------------
Income before extraordinary  gain                               2,820                   244
Extraordinary gain, net of tax
 provision of $195                                                --                    361
                                                         ------------          ------------
Net income                                               $      2,820          $        605
                                                         ============          ============
Earnings Per Common Share:
   Income before extraordinary gain                      $       0.07          $       0.01
   Extraordinary gain                                             --                   0.01
                                                         ------------          ------------
   Net income                                            $       0.07          $       0.02
                                                         ============          ============
Weighted average number of shares
  of common stock outstanding                                  42,783                31,199
                                                         ============          ============


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            1997                     1996
                                                                       -------------             ------------
                                                                        (UNAUDITED)
ASSETS

Current assets:
 Cash, including cash equivalents: 1997-
  $10,902, 1996-$32,132                                             $      17,042              $     47,877

 Advances to masters                                                        2,572                     1,422
 Receivables:
   Traffic                                                                 11,123                    11,715
   Other                                                                   14,833                    12,234
 Prepaid expenses and other current assets                                  8,770                     4,830
 Vessels held for sale                                                     23,498                    34,399
                                                                    ------------               ------------
     Total current assets                                                  77,838                   112,477
                                                                    ------------               ------------
Capital Construction Fund                                                  10,405                    10,283

Vessels and other property, at cost                                       496,012                   527,461
Construction in progress                                                   16,358                    10,754
Less accumulated depreciation                                            (184,684)                 (186,152)
                                                                    ------------               ------------
Vessels and other property-net                                            327,686                   352,063
                                                                    ------------               ------------
Cash held in escrow                                                        18,912                    ----

Investments in, and advances to joint ventures                             60,355                    59,322

Note receivable                                                             9,000                    ----

Other assets and deferred charges                                          21,000                    17,049
                                                                    ------------               ------------
Total                                                               $     525,196             $     551,194
                                                                    =============             =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $       6,820                 $   6,278
  Accrued liabilities:
    Voyage and vessel                                                      21,891                    17,555
    Interest                                                                1,923                     4,150
    Other                                                                   3,347                     5,586
  Current portion of long-term debt                                        32,412                    34,892
                                                                    ------------               ------------
     Total current liabilities                                             66,393                    68,461
                                                                    ------------               ------------
Advance time charter revenues and other
 liabilities                                                                6,597                     8,685
Deferred gain on sale and leaseback of vessel                              24,286                       --
Long-term debt                                                            153,984                   202,256
Deferred income taxes payable                                              61,854                    60,577
Minority interest in subsidiary                                             1,791                     3,637
Stockholders' equity                                                      210,291                   207,578
                                                                    ------------               ------------

Total                                                               $     525,196             $     551,194
                                                                    =============             =============

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                                 Unearned
                                                                                   Retained      Cumulative    Compensation
                                              Common Stock          Capital        (Deficit)    Translation      Restricted
                                          Shares      Amount        Surplus         Earnings     Adjustment        Stock
                                         --------    ---------    -----------      ---------    -----------     -----------
Balance at January 1, 1997                42,691     $ 21,346      $ 184,251       $ (1,848)     $   4,912       $  (1,039)

Net income                                                                            2,820
Exercise of stock options                     67           34            379

Issuance of restricted stock awards           50           25            413                                          (438)

Retirement of minority stockholders'
  equity interest in subsidiary                                         (600)

Amortization of unearned
   compensation                                                                                                        101

Net change in valuation
   account
                                          ------     --------      ---------       --------      ---------       ---------

Balance at March 31, 1997                 42,808     $ 21,405      $ 184,443       $    972       $  4,912       $  (1,376)
                                          ======      ========     =========        ========       ========       =========



                                         Unrealized
                                         Gain (Loss)
                                             on                Total
                                         Securities       Stockholders'
                                            -Net              Equity
                                         ----------       --------------

Balance at January 1, 1997               $     (44)        $   207,578

Net income                                                       2,820
Exercise of stock options                                          413

Issuance of restricted stock awards                                 -

Retirement of minority stockholders'
  equity interest in subsidiary                                   (600)

Amortization of unearned
   compensation                                                    101

Net change in valuation
   account                                     (21)                (21)
                                         ---------        -----------

Balance at March 31, 1997                $     (65)        $   210,291
                                          =========         ===========



See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         1997               1996
                                                                                      ---------           --------
CASH FLOWS (USED)PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                        $      2,820        $      605

  Adjustments to reconcile  net income to net cash
   (used) provided by operating activities:
      Increase (decrease) in deferred income taxes                                         1,289              (607)
      Depreciation and amortization                                                        7,285             8,066
      Amortization of unearned compensation                                                  101               111
      (Gain) loss on disposal of assets-net                                                 (893)              150
      Amortization of deferred gain on sale of vessel                                       (443)               --
      Extraordinary gain - net of tax                                                         --              (361)
      Equity in operations of joint ventures
        over dividends received                                                           (1,155)             (482)
  Changes in assets and liabilities:
      Increase in receivables and other current assets                                    (7,096)           (1,222)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                                  510           (16,383)
      Advances to joint ventures - net                                                       122               310
      Increase in other assets and deferred charges                                       (4,126)           (3,255)
      (Decrease) increase in advance time charter
        revenues and other liabilities                                                    (2,089)              496
      Other assets and liabilities - net                                                      75                77
                                                                                    ------------        ----------
Net cash used by operating activities                                                     (3,600)          (12,495)
                                                                                    ------------        ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Proceeds from disposal of assets                                                         50,890            14,531
 Additions to vessels and other property                                                 (25,110)          (10,450)
 Proceeds and interest received and reinvested in the
   Capital Construction Fund                                                                (220)             (101)
 Payments for the retirement of minority
   stockholders' interest                                                                 (2,456)               --
                                                                                    ------------        ----------
Net cash provided by investing activities                                                 23,104             3,980
                                                                                    ------------        ----------


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                                  413               137
 Proceeds from bank notes                                                                                   20,000
 Payments on long-term debt                                                              (50,752)          (33,339)
                                                                                    ------------        ----------

Net cash used by financing activities                                                    (50,339)          (13,202)
                                                                                    ------------        ----------

Net decrease in cash and cash equivalents                                                (30,835)          (21,717)
Cash and cash equivalents at beginning of period                                          47,877            32,569
                                                                                    ------------        ----------

Cash and cash equivalents at end of period                                          $     17,042     $      10,852
                                                                                    ============     =============



See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corp. and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1996 financial statements to conform to their 1997 presentation.


NOTE 2 - INCOME TAXES

The provision (benefit) for income taxes on income excluding the extraordinary gain varies from statutory rates as follows:

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
(in thousands)                                                                         1997               1996
--------------                                                                         ----               ----
Provision (benefit) calculated at
 statutory rates                                                                  $    1,438        $     (127)
Adjustment for equity in operations
 of certain joint ventures                                                              (149)             (480)
                                                                                  ----------        ----------
Provision (benefit)                                                               $    1,289        $     (607)
                                                                                  ==========         ==========


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


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $6,185,000 and $4,500,000 for the three months ended March 31, 1997 and 1996, respectively. Income taxes of $1,958,000 were paid during the first quarter of 1997. There were no income taxes paid during the three months ended March 31, 1996.

NOTE 4 - JOINT VENTURE INFORMATION

Mosaic Alliance Corporation ("Mosaic") is 49.9 percent owned by OMI and is accounted for using the equity method.

Summarized income statement information for the three months ended March 31, 1997, and 1996 for Mosaic is as follows:

                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                1997              1996
                                                ----              ----
(unaudited, in thousands)
Revenues                                 $       2,040    $        4,146
Expenses                                         1,327             2,577
                                         -------------     -------------
Operating income                         $         713    $        1,569
                                         =============    ==============
Net income                               $         716    $        1,301
                                         =============    ==============


NOTE 5 - CREDIT LINES/LOAN AGREEMENTS

During the first quarter of 1997, the Company negotiated a new bank credit facility (the "Credit Facility") with its existing lenders. The Credit Facility provides for a line of credit in the amount of $133,000,000 (not to exceed 70 percent of the fair market value of the vessels securing the loan). On April 1, 1997, the Company drew down $101,090,000 which was used to pay off $44,650,000 outstanding under the previous $167,750,000 credit agreement, the $45,000,000 lines of credit and a ship mortgage of $11,440,000. The Credit Facility is secured by ten vessels with a book value of $169,820,000 on April 1, 1997. On April 21, 1997, OMI drew down an additional $8,000,000 to finance a vessel purchased for approximately $19,000,000. The Notes under the Credit Facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semi-annual reductions in the amount which can be outstanding; the first five are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. In the event any vessels collateralizing the agreement are sold, the Credit Facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute another vessel as collateral. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year. The Company was required to pay one time fees aggregating $532,000 and is to pay annual fees of 25 basis points on the average undrawn available credit facility commitment and $7,500 per annum to each of three lenders.

Aggregate maturities of long-term debt following the drawdowns of $109,090,000 million under the Credit Facility and the balances paid off as of April 21, 1997, which were discussed above are $10,980,000, $17,475,000, $17,798,000,
$24,900,000  and  $25,296,000  for the periods ending  December 31, 1997,  1998,
1999, 2000 and 2001, respectively.


NOTE 6 - GUARANTEED DEBT

OMI acts as a guarantor  for a portion of the debt  incurred  by joint  ventures
with  affiliates  of  two  of  its  joint  venture   partners.   Such  debt  was
approximately

$18,518,000 at March 31, 1997, with OMI's share of such guarantees being approximately $9,230,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At March 31, 1997, no such deficiencies have been funded.


NOTE 7 - DISPOSAL AND ACQUISITION OF ASSETS

On January 31, 1997, the Company sold and leased back the OMI Columbia and received $40,000,000 in cash and a $9,000,000 interest bearing note. The gain on the sale of $24,729,000 has been deferred and is being credited to income as an adjustment to lease expense over the term of the lease which expires in December 2002. At March 31, 1997, the balance of the deferred gain was $24,286,000.

On March 12, 1997, the Company entered into an agreement for the sale of the Alta for approximately $39,900,000 and a leaseback of the vessel for five years. The gain on the sale of approximately $15,700,000 will be deferred and credited to income as an adjustment to lease expense over the term of the lease. The lessor has the option to cancel the lease at any time after two years upon the payment of a $1,000,000 termination fee.

On March 18, 1997, the Company agreed to acquire a 1988 built product carrier for approximately $19,000,000 which was delivered in April 1997.


NOTE 8 - NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings ending after December 15, 1997 for all entities with complex capital structures. The Company does not anticipate the effect on earnings per share to be material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tons ("dwt"), publicly traded bulk shipping companies headquartered in the United States and provides seaborne transportation services for crude oil, petroleum products and, to a much lesser extent, dry bulk cargoes (primarily iron ore, coal and grain) through joint ventures. The charter rates that the Company is able to obtain for its vessels are determined in highly competitive markets. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply and demand for vessels.

The Company currently has a wholly-owned foreign flag fleet of thirteen product carriers, including one that was delivered in April 1997 and seven crude oil tankers, six Suezmax tankers and one Aframax tanker. The Company has entered into contracts for the construction of three Suezmax tankers with an option for one more. Each new Suezmax tanker will cost approximately $54 million and will be delivered in 1998 and 1999.

Since early 1996, OMI has been in the process of implementing several key strategic initiatives including (i) refocusing its operations from the U.S. flag domestic market to the international tanker market; (ii) developing large and concentrated fleets of small product carriers and Suezmax tankers; (iii) managing the spot versus time charter mix of its vessels; (iv) reducing vessel operating and corporate overhead costs by reducing the U.S. fleet; (v) continuing its commitment to the highest quality fleet and management; and (vi) reducing reliance on joint ventures.

OMI actively implemented its plan to dispose of U.S. flag vessels and refocus its operations on its international fleet beginning in early 1996. The losses generated by U.S. flag vessels in previous years were due to insufficient revenue to cover operating expenses and debt service costs. In addition, in 1995 and 1994 losses from these vessels were compounded by additional losses due to impairment of vessel values. In 1996 the Company reduced its ownership in the domestic fleet as follows: in the first quarter two U.S. flag dry bulk carriers were delivered to new owners, three chemical carriers were sold in August 1996 and another dry bulk carrier and a product carrier were sold in the last half of the year. In January 1997, the Company completed the sale and leaseback of the OMI Columbia, its largest U.S. flag vessel. Under the terms of the lease, OMI continues as the operator of the OMI Columbia. Two U.S. flag product carriers the Company owns are in idle status. Another vessel came out of lay-up for a voyage in May 1997. The Company has been exploring options for these ships, it could continue to lay-up the vessels until profitable charters are available in U.S. coastwise trade or sell the vessels.

The Company believes that operating large concentrated fleets attract major customers and create several strategic advantages by: (i) providing better scheduling opportunities through substitution; (ii) creating the potential to increase vessel utilization; (iii) creating economies of scale to efficiently spread overhead costs and (iv) enhancing operating expertise and efficiency by concentrations in certain vessel types. In addition, the Company believes that the major oil companies prefer to deal with a limited number of shipping companies with fleets that are pre-approved to meet their requirements, rather than smaller shipping companies characteristic of the fragmented international tanker market.

The product carrier market is the market segment which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Rates in this market, as well as the crude oil market, have increased as a result of increasing world fuel consumption resulting from improved economic growth. Additionally, refinery capacity is expanding in oil exporting regions such as the Middle East and Latin America. Historically, earnings from the product carrier fleet have been less volatile than earnings from the Suezmax fleet. Approximately half of this fleet operates on time charter and the other half operates in the spot market. This mix of time charter and voyage charters further stabilizes earnings from OMI's product carrier fleet.

Freight rates in the tanker markets have improved since mid 1995 as a result of increasing demand for oil due to higher world economic growth, coupled with a modest decrease of the supply of tankers in the 1994 - 1996 period. Management believes this upward trend will continue due to the strength of the world economy and the resulting increase in oil consumption as well as the high proportion of old tankers, the relatively low tanker order book, and the continued focus of governments and charterers on environmentally safe and well maintained tonnage.

The Company's Suezmax tanker fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, as well as the growth potential in the crude oil market. The crude oil tanker market has historically been very volatile and has experienced large swings in rates. OMI can control a portion of its risk in this market by operating some of its vessels on time charters while taking advantage of increased rates in the spot market at the same time. OMI currently operates four of its six Suezmax tankers in the spot market.

During 1996 and early 1997, management improved its balance sheet by reducing debt and thereby reducing its interest expense which has been a significant factor in the Company's financial performance. In July 1996, $130 million of the Senior Notes were purchased in a tender offer and the debt was refinanced with commercial banks at more favorable rates. Such debt was reduced further by a portion of the net proceeds of a $75.7 million public offering of 11,500,000 shares of the Company's common stock in the fourth quarter of 1996, and in the fourth quarter of 1996 and the first quarter of 1997 by proceeds from sales of assets which were not strategic to the Company's operations. In April 1997, the Company again refinanced its remaining debt under more favorable terms. (See "Liquidity and Capital Resources-Financing Facilities").


RESULTS OF OPERATIONS

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which equals voyage revenues minus vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses, therefore, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the ship owner's account and the length of the charter is one voyage. Revenue may be higher in the spot market as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and bunker prices.


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



VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES


Net voyage revenues of $15.7 million for the three months ended March 31, 1997 decreased by $783,000 from $16.4 million for the same period in 1996. Foreign fleet net voyage revenue increased to $13.6 million, which is 87 percent of total net voyage revenues for the three months ended March 1997, as compared to $10.6 million in the same period of 1996. Domestic net voyage revenue decreased $3.7 million to $2.1 million for the three months ended March 1997, as compared to $5.8 million in the same period of 1996. Changes in net voyage revenues for the three months ended 1997 compared with 1996 are discussed as follows by market segments OMI primarily operates in.


DOMESTIC

Net voyage revenues for domestic operations for the first quarter of 1997 decreased $3.7 million. The decrease was primarily attributable to seven vessels disposed of during 1996, in addition to decreases for the product carriers which were on time charters in 1996 but were laid up in the first quarter of 1997. Decreases were offset in part by increases in net voyage revenues for the OMI Columbia.


In January 1997, the OMI Columbia, a crude oil tanker which carries Alaskan North Slope ("ANS") oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. Net voyage revenues from the OMI Columbia increased in the first quarter of 1997 compared to the first quarter of 1996, as the vessel began operating on a long term time charter in the spring of 1996, after legislation to eliminate restrictions on the export of ANS crude oil went into effect. Exports must be carried on U.S. flag vessels. The length of this charter corresponds to the length of the lease.


The three remaining vessels in the domestic fleet were on time charters in the first quarter of 1996. Two of these vessels were redelivered in January and April 1997 having been on long-term time charters with the Military Sealift Command . The third vessel was on a time charter which ended in February 1997. Two of these vessels are currently laid up; however, the Company continues to actively seek and evaluate all employment opportunities for these vessels.

PRODUCT CARRIER FLEET

Net voyage revenues for the product carrier fleet were $8.1 million for the first quarter of 1997, an increase of $1.8 million or 28.6 percent from net voyage revenues of $6.3 million for the same period of 1996. The product carrier fleet consisted of twelve vessels in 1997 as compared to ten vessels in 1996. The two additional vessels purchased in 1996, the Shannon and the Elbe, contributed $1.4 million to this increase. In both years, approximately one half of the fleet operated on time charters. The remaining increase in net voyage revenues was due to higher rates received for the vessels operating on time charters, in addition to higher rates received for all but one of the vessels that were on voyage charters.


CRUDE TANKER FLEET

Net voyage revenues from the crude tanker fleet were $4.7 million in 1997 as compared to $3.9 million in 1996 or an increase of $825,000. The crude fleet in 1997 consisted of seven wholly-owned vessels, four of which operated in the spot market compared to six vessels in 1996, four of which operated in the spot market. Net voyage revenues increased due to the acquisition of the Alta and the Tanana, (two Suezmax tankers in which the Company acquired its partner's interest at year end 1996) and increased rates in the spot market in 1997, offset by decreases due to the sale of the Promise in the second quarter of 1996.


OTHER OPERATING EXPENSES

The Company's operating expenses, other than vessel and voyage expenses consists of depreciation and amortization, operating lease expense and general and administrative expenses. For the three months ended March 31, 1997, these expenses decreased $581,000 to $12 million, from $12.6 million for the same period in 1996. The primary reasons for the reduction were a decrease in depreciation expense of $781,000 from the sale of non-strategic vessels and a decrease in general and administrative expenses of $92,000, offset by an increase in operating lease expense of $292,000. In the first quarter of 1997, OMI incurred expense of $1.5 million for the leaseback of the OMI Columbia. This operating lease expense was offset by the recognition of deferred gains of $443,000 from the sale of the vessel. The deferred gain of $24.7 million recorded in January 1997 will be credited to income over the six year term of the lease. For the first quarter of 1996, operating lease expense of $755,000 pertained to the OMI Hudson.


OTHER INCOME (EXPENSE)

Other income (expense) consists of gain (loss) on disposal of assets-net, interest expense-net, and minority interest in income of subsidiary. Net other expense decreased by $4.3 million in the three months ended March 31, 1997 compared to the same period in 1996. Interest expense decreased by a net of $2.7 million primarily due to the repurchase of an aggregate of $143 million of Senior Notes during 1996. The Senior Notes outstanding in the first three months of 1996 of $136 million accrued interest at 10.25 percent compared to $44.7 million of mortgage debt (which replaced the Senior Notes) which accrued interest at LIBOR plus a spread which ranged from 7.25 percent to 7.43 percent in the first quarter of 1997. The balance of the decrease was primarily due to the gain of $995,000 from the sale of a liquid petroleum gas carrier ("LPG") in March of 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

The income tax provision of $1.3 million and benefit of $607,000 for the three months ended March 31, 1997 and 1996, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.



EQUITY IN OPERATIONS OF JOINT VENTURES

Equity in operations of joint ventures increased 30 percent to $1.2 million in the first quarter of 1997, compared to $900,000 in the first quarter of 1996. The increase in equity was primarily attributable to Amazon , a 49 percent owned joint venture which operates one crude oil tanker, the Settebello. The equity in earnings for Amazon increased by $1.1 million in the first quarter of 1997 from a loss of $777,000 for the same period in 1996. The Settebello was in drydock in the first quarter of 1996 which resulted in both a lack of earnings and additional expense. This increase was offset by decreases explained below.



In accordance with the Company's plan to decrease its participation in joint ventures, on December 30, 1996, the interest in Wilomi, Inc. ("Wilomi") owned by a partner was acquired by the venture, and Wilomi became a 100 percent owned subsidiary with its earnings consolidated in OMI's results. The decrease in equity in operations of joint ventures attributable to Wilomi was $500,000.



Earnings of Mosaic Alliance Corporation ("Mosaic") decreased by approximately $200,000 in the first quarter of 1997 compared to the first quarter of 1996. The primary reason for the decrease was that Mosaic operated two vessels in 1997 as compared with four in the same period for 1996. In March of 1997, a dry bulk carrier was sold.



EXTRAORDINARY GAIN

In the first quarter of 1996, the Company recorded an extraordinary gain of $361,000 (net of a tax provision of $195,000), or $0.01 per share, in connection with the repurchase of $13 million of Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS

Cash and cash equivalents of $17 million at March 31, 1997 decreased $30.8 million from cash and cash equivalents of $47.9 million at December 31, 1996. The Company's working capital of $11.4 million decreased $32.6 million from working capital of $44 million at December 31, 1996. Current assets decreased $34.6 million primarily due to the decrease in cash and cash equivalents (explained below) and a decrease of $11 million in vessels held for sale. Two vessels were held for sale at December 31, 1996 compared to one at March 31, 1997.


Cash used by financing activities was $50.3 million in 1997 compared to $13.2 million in the first quarter of 1996. Payments on long-term debt of $50.8 million were made in the first quarter of 1997. Of this amount, $40 million was used to prepay debt and $10.8 million was used for scheduled debt repayments. Total debt to capitalization of 47 percent at March 31, 1997 decreased 20 percent as compared to the same period in 1996.


The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash provided by investing activities was $23.1 million in 1997 compared to $4 million in the first quarter of 1996. Net proceeds of $50.4 million were received in the first quarter of 1997 from the sale of two vessels. Of these proceeds, $40 million in cash and a $9 million interest bearing note receivable was received from the sale of the OMI Columbia. Proceeds of $10.9 million were received from the sale of the LPG. In anticipation of the delivery in April of the Severen, a product carrier, OMI paid approximately $19 million in the first quarter into an escrow account. In addition, a down payment of $5.3 million was made on the third option to build a Suezmax tanker.


FINANCING FACILITIES

During the first quarter of 1997, the Company negotiated a new bank credit facility (the "Credit Facility") with its existing lenders. The Credit Facility provides for a line of credit in the amount of $133 million (not to exceed 70 percent of the fair market value of the vessels securing the loan). On April 1, 1997, the Company drew down $101.1 million which was used to pay off $44.7 million outstanding under the previous $167.8 million credit agreement , $45 million in lines of credit and a ship mortgage of $11.4 million. The Credit Facility is secured by ten vessels. On April 21, 1997, OMI drew down an additional $8 million to finance a vessel purchased for approximately $19 million. The note bears interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semiannual reductions in the amount which can be outstanding; the first five are $5.5 million, the next four are $8.9 million and the balance is due at maturity. In the event any vessels collateralizing the agreement are sold, the Credit Facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute another vessel. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year. The Company was required to pay one time fees aggregating $532,000 and annual fees of 25 basis points on the average undrawn available Credit Facility commitment and is to pay $7,500 per annum to each of the three lenders.


The Company believes that the actions it has taken in the last year to improve its liquidity and financial position will give the Company greater flexibility to fund its vessel acquisition program and finance its other cash needs.


COMMITMENTS

OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of its joint venture partners. The portion of debt guaranteed by the partners was approximately $18.5 million at March 31, 1997, with OMI's share of such guarantees being approximately $9.2 million.


The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At March 31, 1997, no such deficiencies have been funded.


On March 12, 1997, the Company entered into an agreement for the sale of the ALTA for approximately $39.9 million and a leaseback of the vessel for five years. The gain on the sale of approximately $15.7 million will be deferred and credited to income over the term of the lease. The lessor has the option to cancel the lease at any time after two years upon payment of a $1 million termination fee.


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



  a.  EXHIBITS



     27 OMI Corp. - Financial Data Schedule, dated March 31, 1997.



  b.  REPORTS ON FORM 8-K



                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    OMI CORP.


       ------------------------------------------------------------------


                                  (REGISTRANT)







DATE:   MAY 7,1997                      BY: /s/ CRAIG H. STEVENSON, JR.
        ---------------------               -----------------------
                                                CRAIG H. STEVENSON, JR.

                                                PRESIDENT, CHIEF EXECUTIVE

                                                OFFICER AND DIRECTOR





DATE:   MAY 7, 1997                     BY: /s/ VINCENT DE SOSTOA
        ---------------------               -----------------

                                                VINCENT DE SOSTOA

                                                SENIOR VICE PRESIDENT AND

                                                CHIEF FINANCIAL OFFICER