Form 10-Q
period 1997-06-30
OMI CORP
filed 1997-08-14
CIK 732780

             BEING FILED PURSUANT TO RULE 901 (D) OF REGULATION S-T


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the quarterly period ended              JUNE 30, 1997
                                          ---------------------------
                                       OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934.

              For the period from                  to
                                  ----------------    ----------------

                             COMMISSION FILE NUMBER

                                     1-10164



                                    OMI CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                    DELAWARE                      13-2625280
       -------------------------------     --------------------------
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)

      90 PARK AVENUE, NEW YORK, N.Y.               10016
       -------------------------------     --------------------------
          (Address of principal                   (Zip Code)
            executive offices)

Registrant's telephone number, including area code  (212) 986-1960

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No
                      -------        ------
INDICATE THE NUMBER OF SHARES  OUTSTANDING  OF EACH OF THE  ISSUER'S  CLASSES OF
COMMON STOCK, AS OF     AUGUST 11, 1997 :
                     -----------------------
            Common Stock, par value 0.50 per share 42,939,141 shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                  PAGE
                                                                ------
ITEM 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Statements of
               Operations for the three and six months
               ended June 30, 1997 and 1996                         3

             Condensed Consolidated Balance Sheets-
               June 30, 1997 and December 31, 1996                  4

             Consolidated Statement of Changes in
               Stockholders' Equity for the six months
               ended June 30, 1997                                  5

             Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1997 and 1996               6

             Notes to Condensed Consolidated Financial
               Statements                                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS
                AND FINANCIAL CONDITION                            10


PART II:  OTHER INFORMATION                                        17

SIGNATURES                                                         18
                                      -2-

                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                               1997            1996                 1997            1996
                                            ------------   ------------         -----------    ----------
Revenues:
  Voyage revenues                          $     53,913   $     59,207         $   111,387    $  119,494
  Other income                                    1,697          2,075               3,379         3,626
                                            ------------   ------------         -----------    ----------
    Total revenues                               55,610         61,282             114,766       123,120
                                            ------------   ------------         -----------    ----------

Operating Expenses:
  Vessel and voyage                              43,605         46,015              86,470        90,618
  Depreciation and amortization                   7,150          8,181              14,435        16,247
  General and administrative                      3,915          3,585               7,567         7,329
                                            ------------   ------------         -----------    ----------
    Total operating expenses                     54,670         57,781             108,472       114,194
                                            ------------   ------------         -----------    ----------
Operating income                                    940          3,501               6,294         8,926
                                            ------------   ------------         -----------    ----------

Other Income (Expense):
  Gain on disposal of
   assets-net                                        13          3,745                 906         3,601
  Interest expense-net                           (2,323)        (6,658)             (5,606)      (13,143)
  Minority interest in income of
   subsidiary                                       (82)           (43)                (92)          (93)
                                            ------------   ------------         -----------    ----------
    Net other expense                            (2,392)         (2,956)            (4,792)       (9,635)
                                            ------------   ------------         -----------    ----------

Income (loss) before income taxes,
  equity in operations of joint
  ventures and extraordinary gain                (1,452)            545              1,502          (709)
(Benefit)provision for income
  taxes                                            (104)             45              1,185          (562)
                                            ------------   ------------         -----------    ----------
(Loss)income before equity in
  operations of joint ventures
  and extraordinary gain                         (1,348)            500                317          (147)

Equity in operations of joint ventures            2,626             175              3,781         1,066
                                            ------------   ------------         -----------    ----------
Income before extraordinary  gain                 1,278             675              4,098           919
Extraordinary gain, net of tax
 provision of $195                                   --              --                --            361
                                            ------------   ------------         -----------    ----------
Net income                                  $      1,278   $        675         $     4,098    $   1,280
                                            ============   ============         ===========    ==========

Earnings Per Common Share:
  Income before extraordinary gain          $       0.03   $       0.02         $      0.10    $    0.03
  Extraordinary gain, net of tax                      --             --                 --          0.01
                                            ------------   ------------         -----------    ----------
  Net income                                $       0.03   $       0.02         $      0.10    $    0.04
                                            ============   ============         ===========    ==========

Weighted average number of shares
 of common stock outstanding                      42,856         31,499              42,820        31,351
                                            ============   ============         ===========    ==========

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           JUNE 30,                DECEMBER 31,
                                                                            1997                       1996
                                                                        -------------              -------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents: 1997-
  $32,102, 1996-$36,132                                                $      34,074               $      47,877
 Advances to masters                                                           1,298                       1,422
 Receivables:
   Traffic                                                                    13,221                      11,715
   Other                                                                      12,368                      12,234
 Prepaid expenses and other current assets                                     7,682                       4,830
 Vessels held for sale                                                           --                       34,399
                                                                       -------------               -------------
     Total current assets                                                     68,643                     112,477
                                                                       -------------               -------------
Capital Construction Fund                                                     10,595                      10,283

Vessels and other property, at cost                                          515,920                     527,461
Construction in progress                                                      27,422                      10,754
Less accumulated depreciation                                                191,508                     186,152
                                                                       -------------               -------------
Vessels and other property-net                                               351,834                     352,063
                                                                       -------------               -------------

Investments in, and advances to joint ventures                                63,007                      59,322

Note receivable                                                                9,000                          --

Other assets and deferred charges                                             21,820                      17,049
                                                                       -------------               -------------
Total                                                                  $     524,899               $     551,194
                                                                       =============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $       4,312               $       6,278
  Accrued liabilities:
    Voyage and vessel                                                         17,789                      17,555
    Interest                                                                   1,726                       4,150
    Other                                                                      3,232                       5,586
  Deferred gain on sale of vessels                                             5,809                          --
  Current portion of long-term debt                                           16,352                      34,892
                                                                       -------------               -------------
     Total current liabilities                                                49,220                      68,461
                                                                       -------------               -------------

Advance time charter revenues and other
 liabilities                                                                   7,535                       8,685
Deferred gain on sale of vessels                                              33,204                         --
Deferred income taxes payable                                                 61,760                      60,577
Long-term debt                                                               159,237                     202,256
Minority interest in subsidiary                                                1,856                       3,637
Stockholders' equity                                                         212,087                     207,578
                                                                       -------------               -------------
Total                                                                  $     524,899               $     551,194
                                                                       =============               =============

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Unrealized
                                                                                         Unearned      Gain (Loss)
                                                              Retained    Cumulative    Compensation         on            Total
                                Common Stock       Capital   (Deficit)   Translation    Restricted       Securities    Stockholders'
                             Shares    Amount      Surplus    Earnings    Adjustment      Stock            -Net           Equity
                            --------  ---------  ----------  ---------   -----------    -----------     ------------   -------------
Balance at
  January 1, 1997             42,691   $ 21,346   $ 184,251  $ (1,848)    $   4,912      $  (1,039)       $     (44)     $  207,578
Net income                                                      4,098                                                         4,098
Exercise of
  stock options                  138         69         722                                                                     791
Issuance of
  restricted stock awards         50         25         413                                   (438)                               -
Retirement of
  minority stockholders'
  equity interest
  in subsidiary                                        (582)                                                                   (582)
Amortization of unearned
   compensation                                                                                204                              204
Net change in valuation
   account                                                                                                       (2)             (2)
                            --------  ---------  ----------  ---------   -----------    -----------     ------------   -------------
Balance at June 30, 1997      42,879  $  21,440   $ 184,804  $   2,250   $     4,912    $   (1,273)     $       (46)   $    212,087
                            ========  =========   =========  =========   ===========    ===========     ============   =============

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                           1997             1996
                                                                                         --------         --------
CASH FLOWS (USED)PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                           $    4,098       $    1,280

  Adjustments to reconcile net income to net
   cash (used) by operating activities:
      Increase (decrease) in deferred income taxes                                          1,185             (317)
      Depreciation and amortization                                                        14,435           16,247
      Amortization of unearned compensation                                                   204              222
      Gain on disposal of assets-net                                                         (906)          (3,510)
      Amortization of deferred gain on sale of vessel                                      (1,472)              --
      Extraordinary gain, net of tax                                                           --             (361)
      Equity in operations of joint ventures
        over dividends received                                                            (3,781)            (291)
  Changes in assets and liabilities:
      (Increase) decrease in receivables
        and other current assets                                                           (4,366)             586
      Decrease in accounts payable and
        accrued liabilities                                                                (6,277)         (26,802)
      Advances from joint ventures and affiliates - net                                        96              315
      Increase in other assets and deferred charges                                        (4,512)             (77)
      (Decrease) increase in advance charter hire
        and other liabilities                                                              (1,151)             293
      Other assets and liabilities - net                                                      200                6
                                                                                       ----------       ----------
Net cash used by operating activities                                                      (2,247)         (13,190)
                                                                                       ----------       ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
 Proceeds from disposition of vessels and other property                                   78,968           29,622
 Additions to vessels and other property                                                  (26,398)         (10,520)
 Purchase of Marketable securities                                                           --               (104)
 Proceeds and interest received and reinvested in the
   Capital Construction Fund                                                                 (323)            (352)
 Payments for the retirement of minority stockholders'
   interest                                                                                (2,456)              --
                                                                                       ----------       ----------
Net cash provided by investing activities                                                  49,791           18,646
                                                                                       ----------       ----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                       791              541
 Proceeds from issuance of long-term debt                                                 109,090           23,000
 Payments on long-term debt                                                              (170,649)         (33,339)
 Payments for debt issue costs                                                               (579)              --
                                                                                       ----------       ----------
Net cash used by financing activities                                                     (61,347)         (20,760)
                                                                                       ----------       ----------
Net decrease in cash and cash equivalents                                                 (13,803)         (15,304)
Cash and cash equivalents at beginning of period                                           47,877           32,569
                                                                                       ----------       ----------
Cash and cash equivalents at end of period                                           $     34,074    $      17,265
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


NOTE 2 - INCOME TAXES

The provision (benefit) for income taxes on income excluding the extraordinary gain varies from statutory rates as follows:

                                                      FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                     ENDED JUNE 30,
(in thousands)                                      1997              1996               1997            1996
                                                 --------         ---------         ----------       ---------
(Benefit) provision calculated at
 statutory rates                                 $   411          $    252           $  1,849        $    125
Adjustment for equity in operations
 of certain joint ventures                          (515)             (207)              (664)           (687)
                                                 --------         ---------         ----------       ---------
(Benefit) provision                              $  (104)         $     45           $  1,185        $   (562)
                                                 =======          ========           ========        ========

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $9,776,000 and $14,764,000 for the six months ended June 30, 1997 and 1996, respectively. Income taxes of $4,708,000 were paid during the six months of 1997. There were no income taxes paid during the six months ended June 30, 1996.

In March 1997, the Company delivered a vessel with net book value of $9,800,000 to new owners as part of an exchange transaction. Cash in the amount of $11,000,000 was received and was held in an escrow account until the delivery of the vessel in April 1997 to the Company which completed the exchange transaction.
                                      -7-

NOTE 4 - JOINT VENTURE INFORMATION

Mosaic Alliance Corporation ("Mosaic") is 49.9 percent owned by OMI and is accounted for using the equity method. Summarized income statement information for the three and six months ended June 30, 1997 and 1996 for Mosaic is as follows:

                                      FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                         ENDED JUNE 30,                     ENDED JUNE 30,
                                     1997             1996              1997           1996
                                 --------         --------          --------       --------
(unaudited, in thousands)
Revenues                         $  1,691         $  3,325          $  3,731       $  7,471
Expenses                            1,125            2,566             2,452          5,143
                                 --------         --------          --------       --------
Operating income                 $    566         $    759          $  1,279       $  2,328
                                 ========         ========          ========       ========
Net income (loss)                $  3,045         $   (319)         $  3,761       $    982
                                 ========         ========          ========       ========


NOTE 5 - CREDIT LINES/LOAN AGREEMENTS

OMI has a revolving credit/term loan agreement providing for a credit facility at $133,000,000 through March 2002. The Company has an outstanding balance of $109,090,000 at June 30, 1997 secured by ten vessels. The Notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The rate at June 30, 1997 was 6.7625 percent. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

NOTE 6 - GUARANTEED DEBT

OMI acts as a guarantor for a portion of the debt incurred by joint ventures with affiliates of two of its joint venture partners. Such debt was approximately $18,518,000 at June 30, 1997, with OMI's share of such guarantees being approximately $9,229,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. No such deficiencies have been funded in the six months ended June 30, 1997.


NOTE 7 - DISPOSAL AND ACQUISITION OF ASSETS

On May 20, 1997, the Company sold the Alta for approximately $39,900,000 and simultaneously leased the vessel for a five year term. The gain on the sale of approximately $15,700,000 has been deferred and will be credited to income as an adjustment to lease expense over the term of the lease. The lessor has the option to cancel the lease at any time after two years upon the payment of a $1,000,000 termination fee. At June 30, 1997, the balance of the deferred gain was $15,392,000.

The Company has exercised its remaining option for the construction of a 156,000 dwt. crude oil tanker from Daewoo Corporation and Daewoo Heavy Industries. The Company has committed to build four vessels with Daewoo for an aggregate purchase price of approximately $216,000,0000. Deliveries of the vessels are scheduled for June, August and October of 1998 and March 1999.

NOTE 8 - NEWLY ISSUED ACCOUNTING STANDARDS

Comprehensive Income - In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income. Management of the Company believes that adoption of Statement No. 130, which is required for the year ended December 31, 1998, will not have a significant impact on the Company's present disclosure.

Segment Information - In June 1997, the FASB issued Statement No 131, "Disclosure about Segments of an Enterprise and Related Information," which requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of Statement No. 131 is required for fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact on their current level of disclosure.

NOTE 9 - COMMITMENTS

OMI has agreed in principle to acquire Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in U.S. marine and transportation services, principally to the energy and chemical industries, for approximately $5,000,000 payable in common stock.

In connection with the acquisition of MTL, OMI plans to spin off as a tax free distribution to shareholders a subsidiary owning and operating its foreign assets ("Foreign OMI"). Foreign OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("Domestic") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and spinoff (the "transaction"), holders of OMI shares prior to the transaction will own approximately two-thirds of the outstanding shares of Domestic, as well as substantially all outstanding shares of Foreign OMI. Former MTL shareholders will hold approximately one-third of the outstanding shares of Domestic.

The transaction is subject to a number of conditions, including completion of a definitive acquisition agreement and receipt by OMI of a favorable private letter ruling from the Internal Revenue Service, and OMI shareholder approval. The definitive acquisition agreement and filing for the private letter ruling are expected to be completed in August 1997, and, assuming the ruling is received in a timely manner, closing of the transaction will occur early in 1998.

In July 1997, the Company entered into an agreement to charter a Suezmax tanker for four years. The charterer (owner) has the option to cancel the charter at any time after two years upon payment of a $1,000,000 termination fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tons ("dwt"), publicly traded bulk shipping companies head quartered in the United States, OMI provides sea borne transportation services for crude oil, petroleum products and, to a much lesser extent, dry bulk cargoes (primarily iron ore, coal and grain) through joint ventures. The charter rates that the Company is able to obtain for its vessels are determined in highly competitive markets. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply and demand for vessels.

The Company currently has a wholly-owned foreign flag fleet of thirteen product carriers and six crude oil tankers (five Suezmaxes and one Aframax) Additionally, the foreign fleet consists of four vessels owned approximately 50 percent with joint venture partners and three chartered-in tankers (only one vessel was chartered in at June 30, 1997). The Company has entered into contracts for the construction of four Suezmax tankers at a cost approximately $54 million per vessel; three will be delivered in 1998 and one will be delivered in the first quarter of 1999. The current Domestic fleet consists of three product carriers, one chartered in crude carrier and four tankers chartered-in by OMI Petrolink, a subsidiary in the offshore lightering business.

The Company has implemented several strategies since early 1996 in order to return the Company to profitability: (i) refocused its operations from the U.S. flag domestic market to the international tanker market; (ii) developed large and concentrated fleets of small product carriers and Suezmax tankers; (iii) managed the spot versus time charter mix of its vessels; (iv) reduced vessel operating and corporate overhead costs by reducing the U.S. fleet; (v) continued its commitment to the highest quality fleet and management; and (vi) reduced its reliance on joint ventures.

OMI actively implemented its plan to dispose of U.S. flag vessels in 1996 by reducing its ownership in seven domestic vessels as follows: in the first quarter two U.S. flag dry bulk carriers were delivered to new owners; in August 1996 three chemical carriers were sold and in the last half of the year another dry bulk carrier and a product carrier were sold. In January 1997, the Company completed the sale and leaseback of the OMI Columbia, its largest U.S. flag vessel. Under the terms of the lease, OMI continues as the operator of the vessel.

As a final step to becoming a purely international fleet, on June 24, 1997, OMI and Marine Transport Lines, Inc.("MTL"), a privately owned company specializing in U.S. marine and transportation services, announced that they had reached an agreement in principle for OMI to acquire MTL for approximately $5 million payable in common stock. In connection with its acquisition of MTL, OMI plans to spin off as a tax free distribution to shareholders a subsidiary owning and operating its foreign assets ("Foreign OMI"). Foreign OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("Domestic") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and spin off (the "transaction"), holders of OMI shares prior to the transaction will own approximately two-thirds of the outstanding shares of Domestic, as well as substantially all outstanding shares of Foreign OMI. Former MTL shareholders will hold approximately one-third of the outstanding shares of Domestic. The transaction is subject to a number of conditions, including completion of a definitive acquisition agreement, receipt by OMI of a favorable private letter ruling from the Internal Revenue Service and OMI shareholder approval. The definitive acquisition agreement and filing for the private letter ruling are expected to be completed by the end of August 1997, and, assuming the ruling is received in a timely manner, closing of the transaction is expected to occur in early 1998.

During 1996 and early 1997, the Company improved its balance sheet by reducing debt, consequently reducing its interest expense which historically has been a significant factor in the Company's financial performance. In July 1996, the Company purchased $130 million of its Senior Notes in a tender offer and the debt was refinanced with commercial banks at more favorable rates. Such debt was reduced further by approximately $60 million of the net proceeds of a $75.7 million public offering of 11,500,000 shares of the Company's common stock in the fourth quarter of 1996, and the first half of 1997 by proceeds from sales of assets which were not strategic to the Company's operations. In April 1997, the Company again refinanced its remaining debt under more favorable terms.
(See Balance Sheets and Liquidity and Capital Resources-Financing Facilities).

MARKET OVERVIEW

The product carrier market is the market segment which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Rates in this market, as well as the crude oil market, have increased over the same periods last year as a result of increasing world fuel consumption resulting from an improved economy. Additionally, refinery capacity is expanding in oil exporting regions such as the Middle East and Latin America but not in historically large consuming nations. Historically, earnings from the product carrier fleet have been less volatile than earnings from the Suezmax fleet. Approximately half of this fleet operates on time charter and the other half operates in the spot market. This mix of time charter and voyage charters further stabilizes earnings from OMI's product carrier fleet.

Freight rates in the tanker markets continued to improve in the first half of 1997 as a result of increased demand for oil due to continuing world economic growth. Tanker rates are expected to continue to rise because of a combination of the increasing age of the world fleet, limited additional yard capacity for large vessels until the year 2000, and a continued increase in the demand for oil. During July 1997, however, rates softened in the crude oil market as a result of the closing of the Dortyol pipeline. The instability in tanker rates is due to competition from vessels which transport oil from the pipeline. The pipeline is expected to open by the end of August 1997. However, at the same time the Very Large Crude Carrier (VLCC) market has improved. The strengthening of the VLCC market in the Far East will benefit the Suezmax market as every VLCC removed from the competition in the Atlantic region results in cargoes for two Suezmax vessels.

The Company's Suezmax tanker fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, as well as the growth potential in the crude oil market. OMI currently operates all but two of its Suezmax tankers, including chartered-in vessels, in the spot market in order to take advantage of the expected increase in the market. Charters for the other two expire in late 1997 and the Spring of 1998, respectively.

RESULTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 VERSUS JUNE 30, 1996

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which equals voyage revenues minus vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses; as a result, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, nearly all expenses are for the ship owner's account and the length of the charter is one voyage. Revenues are therefore higher in the spot market. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and bunker prices.

Vessel expenses included in net voyage revenue discussed above include operating expenses for items such as crew payroll/benefits/travel, stores, maintenance and repair, drydock, insurance and other miscellaneous vessel expenses. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

Net voyage revenues of $24.9 million for the six months ended June 30, 1997 decreased by $4 million from $28.9 million for the same period in 1996. Net voyage revenue earned by the foreign fleet was $25.3 million for the six months ended June 30, 1997, as compared to $19.4 million for the same period in 1996. Domestic net voyage revenue decreased $9.9 million to $(0.4) for the six months ended June 30, 1997, as compared to $9.5 million for the same period in 1996.

Net voyage revenues of $10.3 million for the three months ended June 30, 1997 decreased by $2.9 million from $13.2 million for the same period in 1996. Net voyage revenues from the foreign fleet was $11.8 million for the three months ended June 30, 1997, as compared to $8.7 million for the same period in 1996. Domestic net voyage revenue decreased by $6 million to $(1.5) million for the three months ended June 30, 1997, as compared to $4.5 million for the same period in 1996.

Changes in net voyage revenues for the six and three months ended 1997 compared to 1996 are discussed as follows by the market segments in which OMI primarily operates in.

DOMESTIC

Net voyage revenues for domestic operations for the first half of 1997 decreased $9.9 million as compared to the same period in 1996. Decreases of approximately $5.5 million were attributable to the seven vessels disposed of during 1996. Additionally, approximately $3.3 million of the decrease in net voyage revenues was a result of three product carriers which were on time charters in 1996 but were laid up for an aggregate 209 days in the first half of 1997. Decreases were offset in part by increases in net voyage revenues generated by the OMI Columbia.

In January 1997, the OMI Columbia, a crude oil tanker which transports Alaskan North Slope oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. The vessel began operating on a long term time charter in the spring of 1996 and the length of this charter corresponds to the length of the lease (see Balance Sheet and Liquidity and Capital Resources Cash Flows).

The three remaining vessels in the domestic fleet were on time charters in the first half of 1996. Two of these vessels were redelivered in January and April 1997 having been on long-term time charters with the Military Sealift Command . The third vessel was on a time charter in 1996 which ended in February 1997. Two of these vessels are currently laid up; however, the Company continues to actively seek and evaluate all employment opportunities for these vessels.

Net voyage revenues for domestic operations for the three months ended June 30, 1997 decreased $6.0 million as compared to the three months ended June 30, 1996. Decreases were primarily attributable to the seven vessels disposed of during 1996. Additionally, decreases in net voyage revenue were due to an aggregate of 170 idle days for the three product carriers which were laid up for a portion of the three months ended June 30, 1997. Decreases were offset in part by increases in net voyage revenues generated by the OMI Columbia.

FOREIGN
PRODUCT CARRIER FLEET
Net voyage revenues for the product carrier fleet were $14.5 million for the first six months of 1997, an increase of $2.5 million or 21 percent from net voyage revenues of $12 million for the same period in 1996. The product carrier fleet consists of thirteen vessels in 1997 as compared to ten vessels in 1996. The three additional vessels purchased in 1996 and 1997 accounted for $2.7 million of increase. Increases in net voyage revenue were offset in part by mechanical problems on one of the vessels, resulting in an unscheduled drydock which had to take place at a U.S. shipyard. This drydock, which was originally scheduled for 1998, accounted for approximately $1 million of unanticipated expense in the second quarter of 1997.

Net voyage revenues for the product carrier fleet were $6.3 million for the three months ended June 30, 1997, an increase of $0.7 million or 12 percent from net voyage revenues of $5.6 million for the same period in 1996. The increases were primarily attributable to the two vessels purchased in 1996 and a vessel purchased in April 1997 offset by the additional expenses incurred for the unexpected drydock in the second quarter of 1997.

CRUDE TANKER FLEET
Net voyage revenues generated by the crude tanker fleet were $10.1 million for the six months ending June 30,1997 as compared to $5.7 million for the same period in 1996 or an increase of $4.4 million. In the quarter ending June 30,1997 the crude fleet consisted of six wholly-owned vessels and one chartered-in vessel, four of which operated in the spot market. In 1996, OMI owned six vessels and chartered-in one vessel, with five of these vessels operating in the spot market. Net voyage revenues increased $5.4 million due to the acquisition of the Alta and the Tanana, (two Suezmax tankers in which the Company acquired its partner's interest on December 30, 1996). Other increases were due to improved rates in the spot market in 1997 and net voyage revenue earned by a tanker which had been drydocked for 71 days in 1996. Increases were offset by decreases of $1.7 million due to the sale of a vessel in the second quarter of 1996.

Net voyage revenues from the crude tanker fleet were $5.5 million for the three months ended June 30,1997 as compared to $1.8 million for the same period in 1996 or an increase of $3.7 million. Net voyage revenues increased $3.2 million in the second quarter 1997 due to the acquisition of the Alta and the Tanana.

OTHER OPERATING EXPENSES
The Company's operating expenses, other than vessel and voyage expenses consists of depreciation and amortization and general and administrative expenses. For the six months ended June 30, 1997, these expenses decreased $1.6 million to $22.0 million, from $23.6 million for the same period in 1996. For the three months ended June 30, 1997, these expenses decreased $0.7 million to $11.1 million, from $11.8 million for the same period in 1996. The primary reason for the reduction was a decrease in depreciation expense of $1.8 million and $1.0 million for the six and three months ended June 30, 1997, respectively, due to the sale of vessels.

OTHER INCOME (EXPENSE)
Other income (expense) consists of gain on disposal of assets-net, interest expense-net, and minority interest in income of subsidiary. Net other expense decreased by $4.8 million for the six months ended June 30, 1997 compared to the same period in 1996. Interest expense decreased by a net of $6.8 million due to the decrease in debt of $109.1 million at June 30, 1997 compared to June 30, 1996. Interest expense decreased $6.6 million primarily due to the repurchase of an aggregate of $143 million of Senior Notes during 1996. The Senior Notes outstanding in the first six months of 1996 accrued interest at 10.25 percent compared to $109 million of mortgage debt, refinanced April 1997 which accrued interest at an average rate of 7.3845 percent for the six months ended June 30, 1997. Decreases in Net other expense were offset in part by decreases in the gain on disposal of assets-net of $2.7 million in the six months ended June 30, 1997. This decrease resulted primarily from the gain on sale of the Promise in the second quarter of 1996 of $3.7 million compared to the gain on sale of the General of $995,000 in the first quarter of 1997.

Net other expense decreased by $564,000 for the three months ended June 30, 1997 compared to the same period in 1996. Decreases in interest expense of $4.2 million resulting from the refinancing of the Senior Notes in 1996 were offset by decreases related to the sale of a vessel in the second quarter of 1996 of $3.7 million.

PROVISION (BENEFIT) FOR INCOME TAXES
The income tax provision of $1.2 million and benefit of $104,000 for the six and three months ended June 30, 1997, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES
Equity in operations of joint ventures increased by $2.7 million to $3.8 million in the first six months of 1997 compared to $1.1 million for the same period of 1996. The increase in equity was primarily attributable to Amazon , a 49 percent owned joint venture which operates one crude oil tanker, the Settebello. The equity in earnings for Amazon increased by $2.2 million in the first half 1997 as compared to a loss of $1.3 million for the same period in 1996. The Settebello was in drydock for 92 days in 1996 which resulted in both a lack of earnings and additional drydock expense. Increase in equity of Mosaic Alliance Corporation ("Mosaic") of $1.4 million was primarily attributable to the gain on the sale of a vessel of $1.9 million (OMI's portion of the gain was approximately $900,000) in the second quarter of 1997. In addition Mosaic had no interest expense in 1997 on debt which was repaid in 1996. These increases were offset by decreases in Wilomi, Inc. ("Wilomi") explained below.

In accordance with the Company's plan to decrease its participation in joint ventures, on December 30, 1996, the interest in Wilomi owned by a partner was acquired by the venture, and Wilomi became a 100 percent owned subsidiary of OMI with its earnings consolidated in OMI's results. The decrease in equity in operations of joint ventures attributable to Wilomi was $1.1 million for the six months ended June 30, 1997.

Equity in operations of joint ventures increased $2.4 million to $2.6 million in the second quarter 1997 compared to $0.2 million for the same period of 1996. The increase in equity was primarily attributable to Amazon of $1.1 million, Mosaic of $1.5 million offset by decreases in Wilomi of $580,000.

BALANCE SHEET

In 1997 the Company sold and leased back the OMI Columbia and the Alta for approximately $49 and $40 million, respectively. The gain on sale of these vessels, aggregating approximately $40.4 million has been deferred and will be credited to income as an adjustment to lease expense over the term of the leases. At June 30, 1997, the balance of the deferred gain was $39 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Cash and cash equivalents of $34.1 million at June 30, 1997 decreased $13.8 million from cash and cash equivalents of $47.9 million at December 31, 1996. The Company's working capital of $19.4 million decreased $24.6 million from working capital of $44 million at December 31, 1996. Current assets decreased $43.8 million primarily due to the decrease in cash and cash equivalents (explained below) and a decrease of $34.4 million in vessels held for sale. Two vessels were held for sale at December 31, 1996. Current liabilities decreased $19.2 million primarily due to the decrease of $18.5 million of current maturities of long-term debt which was refinanced (See Financing Facilities). Total debt to capitalization was 45.3 percent at June 30, 1997,a decrease of
20.6 percent as compared to the ratio at December 31, 1996.

Net cash used by operating activities decreased $10.9 million to $2.2 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease was primarily attributable to the payment of OMI Hudson lease termination cost of $25 million ($22 million cash paid) in February 1996.
                                      -15-

Cash used by financing activities was $61.3 million in 1997 compared to $20.8 million in the first six months of 1996. Payments on long-term debt of $170.6 million were made in the first half of 1997. Of this amount, $148 million was used to prepay debt, ($56.9 million related to prepayments from the sale of vessels and $91.1 was refinanced) and $22.6 million was used for scheduled debt repayments. Proceeds received from refinanced debt and new debt, including debt for the purchase of a vessel in April 1997, was $109.1 million.

The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash provided by investing activities was $49.8 million in 1997 compared to $18.6 million in the six months ended June 30, 1996. Net proceeds of $79 million were received in the first half of 1997 from the sale of two vessels. Of these proceeds, $40 million in cash and a $9 million interest bearing note receivable was received from the sale of the OMI Columbia and $39.1 million was received for the Alta. Proceeds of $11 million were received from the sale of the General in March 1997 were used to pay a portion of the purchase price of the Severn for $18.7 million in April. OMI also paid $16 million in scheduled construction in progress payments on three of its newbuilding vessels and approximately $2 million in capital expenditures for improvements on various vessels.

FINANCING FACILITIES
During the first quarter of 1997, the Company negotiated a new bank credit facility (the "Credit Facility") with its existing lenders. The Credit Facility provides for a line of credit in the amount of $133 million. The agreement, which expires in March 2002, provides for nine semiannual reductions in the amount which can be outstanding; the first five are $5.5 million, the next four are $8.9 million and the balance is due at maturity. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

The Company believes that the actions it has taken in the last year to improve its liquidity and financial position will give the Company greater flexibility to fund its vessel acquisition program and finance its other cash needs.

COMMITMENTS
OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of its joint venture partners. The portion of debt guaranteed by the partners was approximately $18.5 million at June 30, 1997, with OMI's share of such guarantees being approximately $9.2 million.


The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. No such deficiencies have been funded in the six months ended June 30, 1997.


EFFECTS OF INFLATION
The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has moderate impact on operating expenses, drydocking expenses and corporate overhead.

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

  a.  EXHIBITS

     27 OMI Corp. - Financial Data Schedule, dated June 30, 1997.

  b.  REPORTS ON FORM 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.

--------------------------------------------------------------------------------
                                  (REGISTRANT)



DATE:   AUGUST 13,1997                  BY: CRAIG H. STEVENSON, JR.
        --------------                     ------------------------------------
                                            CRAIG H. STEVENSON, JR.
                                            PRESIDENT, CHIEF EXECUTIVE OFFICE
                                            AND DIRECTOR


DATE:   AUGUST 13, 1997                 BY: KATHLEEN C. HAINES
       ---------------------                --------------------
                                            KATHLEEN C. HAINES
                                            VICE PRESIDENT AND CONTROLLER