Form 10-Q
period 1997-09-30
OMI CORP
filed 1997-11-14
CIK 732780

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

                For the quarterly period ended SEPTEMBER 30, 1997

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

                  Yes    X        No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 12, 1997 :

            Common Stock, par value 0.50 per share 43,066,679 shares

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Statements of
               Operations for the three and nine months
               ended September 30, 1997 and 1996                              3

             Condensed Consolidated Balance Sheets-
               September 30, 1997 and December 31, 1996                       4

             Consolidated Statement of Changes in
               Stockholders' Equity for the nine months
               ended September 30, 1997                                       5

             Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1997 and 1996                    6

             Notes to Condensed Consolidated Financial
               Statements                                                     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION                 11


PART II:  OTHER INFORMATION                                                  20

SIGNATURES                                                                   21

                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS               FOR THE NINE  MONTHS
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,

                                                       1997          1996                 1997           1996
-------------------------------------------------------------------------------------------------------------
 Revenues:
 Voyage revenues                               $    52,112    $    55,952         $   163,499    $   175,446
  Other income                                       2,506          2,647               5,885          6,273
                                               -----------    -----------         -----------    -----------
    Total revenues                                  54,618         58,599             169,384        181,719
                                               -----------    -----------         -----------    -----------
Operating Expenses:
  Vessel and voyage                                 41,857         40,711             128,445        131,329
  Depreciation and amortization                      7,149          7,571              21,584         23,818
  General and administrative                         4,734          4,096              12,301         11,425
                                               -----------    -----------         -----------    -----------
    Total operating expenses                        53,740         52,378             162,330        166,572
                                               -----------    -----------         -----------    -----------
Operating income                                       878          6,221               7,054         15,147
                                               -----------    -----------         -----------    -----------
Other income (expense):
  Gain on disposal of assets-net                         2          9,232                 908         12,833
  Interest expense-net                              (1,994)        (6,866)             (7,600)       (20,009)
  Minority interest in income
    of subsidiary                                      (22)        (1,194)               (126)        (1,287)
                                               -----------    -----------         -----------    -----------
    Net other (expense) income                      (2,014)         1,172              (6,818)        (8,463)
                                               -----------    -----------         -----------    -----------

(Loss) income  before income  taxes,
   equity in  operations  of joint  ventures,
   extraordinary loss and cumulative effect
   of change in accounting principle                (1,136)         7,393                 236          6,684
Provision for income taxes                              21          2,395               1,127          1,833
                                               -----------    -----------         -----------    -----------

(Loss) income before equity in operations
   of joint ventures,  extraordinary loss
   and cumulative effect of change in
   accounting principle                             (1,157)         4,998                (891)         4,851
Equity in operations of joint ventures              (3,774)            70                 (90)         1,136
                                               -----------    -----------         -----------    -----------

(Loss) income before extraordinary loss
   and cumulative effect of change in
   accounting principle                             (4,931)         5,068                (981)         5,987

Extraordinary loss, net of income taxes                 --         (3,022)                 --         (2,661)
Cumulative effect of change in accounting
   principle, net of income taxes of $7,429             --             --              13,797            --
                                               -----------    -----------         -----------    -----------
Net (loss) income                              $    (4,931)   $     2,046         $    12,816    $     3,326
                                               ===========    ===========         ===========    ===========

Earnings Per Common Share:
(Loss) income before extraordinary
   loss and cumulative effect of change
   in accounting principle                     $     (0.11)    $     0.16         $     (0.02)   $      0.19
Extraordinary loss, net of income taxes                 --          (0.10)                 --          (0.08)
Cumulative effect of change in
   accounting principle, net of income
   taxes                                                --             --               0.32             --
                                               -----------    -----------         -----------    -----------

Net (loss) income                             $      (0.11)   $      0.06         $      0.30    $      0.11
                                              ============    ===========         ===========    ===========

Weighted average number of shares
   of common stock outstanding                      42,956         31,558              42,866         31,420
                                              ============    ===========         ===========    ===========

See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    SEPTEMBER 30,              DECEMBER 31,
                                                       1997                        1996
                                                    ------------               ------------
                                                    (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents: 1997-
  $20,202, 1996-$36,132                           $      23,309             $      47,877
 Advances to masters                                      1,427                     1,422
 Receivables:
   Traffic                                               11,886                    11,715
   Other                                                  9,191                    12,234
 Taxes receivable                                         2,660                       360
 Prepaid drydock expense                                  2,525                       --
 Other prepaid expenses and current assets               12,341                     5,558
 Vessels held for sale                                       --                    34,399
                                                  -------------             -------------

     Total current assets                                63,339                   113,565
                                                  -------------             -------------

Capital Construction Fund                                10,813                    10,283

Vessels and other property, at cost                     516,919                   527,461
Construction in progress                                 44,197                    10,754
Less accumulated depreciation                          (197,509)                 (186,152)
                                                  -------------             -------------

Vessels and other property-net                          363,607                   352,063
                                                  -------------             -------------
Investments in, and advances to joint ventures           62,303                    59,322

Note receivable                                           9,000                        --

Prepaid drydock expense                                   7,787                        --

Other assets and deferred charges                        21,963                    17,049
                                                  -------------             -------------

Total                                             $     538,812             $     552,282
                                                  =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $       4,499             $       6,278
  Accrued liabilities:
    Voyage and vessel                                    10,939                    17,555
    Interest                                              1,782                     4,150
    Other                                                 4,336                     3,443
  Deferred gain on sale of vessels                        5,809                        --
  Current portion of long-term debt                      21,499                    34,892
                                                  -------------             -------------
     Total current liabilities                           48,864                    66,318
                                                  -------------             -------------

Advance time charter revenues and other
 liabilities                                              3,651                     8,685
Deferred gain on sale of vessels                         31,751                        --
Deferred income taxes payable                            72,381                    63,808
Long-term debt                                          158,365                   202,256
Minority interest in subsidiary                           1,930                     3,637
Stockholders' equity                                    221,870                   207,578
                                                  -------------             -------------

Total                                             $     538,812              $    552,282
                                                  =============              ============


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     UNREALIZED
                                                                                      UNEARNED       GAIN (LOSS)
                                                       RETAINED       CUMULATIVE    COMPENSATION          ON               TOTAL
                        COMMON STOCK        CAPITAL    EARNINGS      TRANSLATION      RESTRICTED      SECURITIES      STOCKHOLDERS'
                     SHARES      AMOUNT     SURPLUS    (DEFICIT)      ADJUSTMENT        STOCK            -NET             EQUITY
                    ---------------------------------------------------------------------------------------------------------------
Balance at
   January 1, 1997   42,691    $ 21,346   $ 184,251   $ (1,848)       $   4,912      $  (1,039)      $     (44)       $   207,578

Net income                                              12,816                                                             12,816
Exercise of
   stock options        283         141       1,565                                                                         1,706

Issuance of
   restricted
   stock awards          50          25         413                                       (438)                                --

Retirement of
   minority
   stockholders'
   equity
   interest
   in subsidiary                               (549)                                                                         (549)

Amortization
   of unearned
   compensation                                                                             288                               288

Net change in
   valuation
   account                                                                                                    31               31
                     ------    --------    ---------  --------        ---------       ---------         --------        ---------
Balance at
   September
   30, 1997          43,024    $ 21,512    $ 185,680  $ 10,968        $   4,912       $  (1,189)        $    (13)       $ 221,870
                     ======    ========    =========  ========        =========       =========         ========        =========


See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                              1997           1996
                                                                            --------       -------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                $  12,816       $  3,326

  Adjustments to reconcile  net income to net
   cash provided  (used) by operating
   activities:
      Extraordinary loss, net of income taxes                                    --          2,661
      Cumulative effect of change in accounting
        principle, net of income taxes                                      (13,797)            --
      Increase in deferred income taxes                                       1,127          1,833
      Depreciation and amortization                                          21,584         23,818
      Amortization of unearned compensation                                     288            294
      Gain on disposal of assets-net                                           (908)       (12,833)
      Amortization of deferred gain on sale of vessel                        (2,925)            --
      Equity in operations of joint ventures
        under (over) dividends received                                          90           (768)
  Changes in assets and liabilities:
      Increase in receivables and other current assets                       (7,687)           (41)
      Decrease in accounts payable and accrued
        liabilities                                                          (4,177)       (23,110)
      Advances from joint ventures and affiliates - net                      (3,071)        (3,025)
      Increase in other assets and deferred charges                          (2,294)       (11,036)
      Decrease in advance time charter revenues
        and other liabilities                                                  (774)          (694)
      Other assets and liabilities - net                                        296            375
                                                                          ---------        --------
Net cash provided (used) by operating activities                                568        (19,200)
                                                                          ---------        --------

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Proceeds from disposition of vessels and other property                     78,972         57,839
 Additions to vessels and other property                                    (44,886)       (14,909)
 Proceeds from sale of securities                                                --          1,079
 Proceeds and interest received and reinvested in
   Capital Construction Fund                                                   (552)          (476)
 Payments for the retirement of minority stockholders'
   interests in subsidiary                                                   (2,456)            --
                                                                          ---------       --------
Net cash provided by investing activities                                    31,078         43,533
                                                                          ---------       --------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                       1,706            541
 Proceeds from issuance of long-term debt                                   114,090        173,923
 Payments on long-term debt                                                (171,374)      (185,524)
 Payments for debt issue costs                                                 (636)        (1,160)
                                                                          ---------       --------
Net cash used by financing activities                                       (56,214)       (12,220)
                                                                          ---------       --------

Net (decrease) increase in cash and cash equivalents                        (24,568)        12,113
Cash and cash equivalents at beginning of period                             47,877         32,569
                                                                          ---------       --------
Cash and cash equivalents at end of period                                $  23,309       $ 44,682
                                                                          =========       ========

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


Note 2 - Income Taxes

The provision for income taxes on income excluding the extraordinary loss and the cumulative effect of change in accounting principle varies from statutory rates as follows:

                                               FOR THE THREE MONTHS                                FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,                                 ENDED SEPTEMBER 30,
(in thousands)                                1997             1996                               1997              1996
                                        -----------      ----------                          ----------        ----------
(Benefit) provision calculated at
 statutory rates                        $   (1,719)       $   2,612                           $     51         $   2,737
Adjustment for equity in operations
 of certain joint ventures                   1,740             (217)                             1,076              (904)
                                        -----------      ----------                          ----------        ----------
Provision                               $       21        $   2,395                           $  1,127         $   1,833
                                        ==========        =========                           ========         =========

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


Note 3 - Supplemental Cash Flow Information

Cash payments include interest of approximately $13,077,000 and $21,599,000 for the nine months ended September 30, 1997 and 1996, respectively. Income taxes of $4,708,000 were paid during the nine months of 1997. There were no income taxes paid during the nine months ended September 30, 1996.

In March 1997 the Company delivered a vessel with net book value of $9,800,000 to new owners as part of an exchange transaction. Cash in the amount of $11,000,000 was received and was held in an escrow account until the delivery of the vessel in April 1997 to the Company which completed the exchange transaction.

Note 4 - Credit Lines/Loan Agreements

OMI has a revolving credit/term loan agreement providing for a credit facility of $133,000,000 expiring in March 2002. The Company had an outstanding balance of $114,090,000 under this agreement at September 30, 1997 which was secured by mortgages on eleven vessels. On October 3, 1997 a $5,000,000 payment was made on this facility. The Notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The interest rates at September 30, 1997 were 6.76 percent and 6.39 percent on $109,090,000 and $5,000,000, respectively. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

During October 1997, the Company entered into a commitment with existing lenders for two new revolving credit facilities in the amounts of $50,000,000 and $75,000,000. These credit facilities are to be used to finance on an interim basis the acquisition of vessels and will be secured by such vessels. Amounts drawn on the new revolving credit facilities are to be repaid no later than six months after drawdown. The credit facilities will bear interest at LIBOR plus a margin ranging from 55-80 basis points which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. The new credit facilities contain the same financial covenants as the facility described above.

Note 5 - Guaranteed Debt

OMI and affiliates of its joint venture partners act as co-guarantors for a portion of the debt incurred by joint ventures. Such debt was approximately $17,542,000 at September 30, 1997, with OMI's share of such guarantees being approximately $8,744,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. No such deficiencies have been funded in the nine months ended September 30, 1997.


Note 6 - Accounting Change for Special Survey and Drydock Expenses

Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13,797,000 (net of income taxes of $7,429,000), or $0.32 per share.

The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $11,318,000, decrease total liabilities by $2,479,000 and increase total stockholders' equity by $13,797,000.


The three and six month periods ended March 31 and June 30, 1997, respectively, were previously presented using the accrual method of accounting. The impact of the restatement on the Company's statements of operations is summarized as follows:


                                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                 ENDED MARCH 31, 1997               ENDED JUNE 30, 1997
                                                   AS                                   AS
                                               ORIGINALLY                           ORIGINALLY
                                                REPORTED           RESTATED          REPORTED        RESTATED
                                                --------           --------          --------        --------
Income before cumulative effect
  of change in accounting principle            $   2,820          $   1,540         $   4,098       $   3,950
Cumulative effect of change in accounting
  principle, net of income taxes of $7,429            --             13,797                --          13,797
                                               ---------          ---------         ---------       ---------

Net income                                     $   2,820          $  15,337         $   4,098       $  17,747
                                               =========          =========         =========       =========
Earnings per common share:
Income before cumulative effect of
  change in accounting principle               $    0.07          $    0.04         $    0.10      $     0.09
Cumulative effect of change in accounting
  principle, net of income taxes                      --               0.32                --            0.32
                                               ---------          ---------         ---------       ---------
Net income                                     $    0.07         $     0.36         $    0.10      $     0.41
                                               =========         ==========         =========      ==========

The three and nine month periods ended September 30, 1997 are presented using the accrual method of accounting. Pro forma amounts for these periods assuming the prepaid method had been retroactively applied are summarized as follows:

                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30, 1996         ENDED SEPTEMBER 30, 1996
Income before extraordinary loss                      $   2,123                          $   1,977
                                                      =========                          =========

Net loss                                              $   (899)                          $   (684)
                                                      =========                          =========
Earnings per common share:

Income before extraordinary loss                      $   0.07                           $    0.06
                                                      ========                           =========

Net loss                                              $  (0.03)                           $  (0.02)
                                                      =========                          =========


Note 7 - Commitments

OMI has agreed to acquire Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in U.S. marine and transportation services, principally to the energy and chemical industries for approximately $5,000,000 payable in common stock of the Company as constituted prior to the transaction defined in the following paragraph plus a number of additional shares sufficient to give the owners of MTL 30 percent of the shares of the Company as constituted following that transaction.

In connection with the acquisition of MTL, OMI plans to spin off, as a tax free distribution to shareholders, a subsidiary owning and operating its foreign assets ("Foreign OMI"). Foreign OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("Domestic") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and spinoff (the "transaction"), holders of OMI shares prior to the transaction will own approximately two-thirds of the outstanding shares of Domestic, as well as substantially all outstanding shares of Foreign OMI. Former MTL shareholders will hold approximately one-third of the outstanding shares of Domestic.

The transaction is subject to a number of conditions, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service and OMI shareholder approval. OMI filed a request for a private letter ruling in September 1997, and the closing of the transaction is expected to occur in the first part of 1998 after the ruling is received.


The Company has entered into contracts for the construction of four Suezmax tankers at a cost of approximately $54 million per vessel (three will be delivered in 1998 and one will be delivered in the first quarter of 1999).

Note 8 - Joint Venture Information

In September 1997, the Company's 49.9 percent owned joint venture Mosaic Alliance Corporation ("Mosaic")sold a vessel to one of its joint venture partners at a loss, of which OMI's proportionate share was $5,105,000. Mosaic is in the process of acquiring its majority shareholder's interest in this venture, at which time, it will become a wholly owned subsidiary of OMI.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tons ("dwt"), publicly traded bulk shipping companies headquartered in the United States. OMI provides sea borne transportation services for crude oil, petroleum products and, to a much lesser extent, through joint ventures, dry bulk cargoes (primarily iron ore, coal and grain). The charter rates that the Company is able to obtain for its vessels are determined in highly competitive markets. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply and demand for vessels.

The Company currently has a wholly-owned foreign flag fleet consisting of thirteen product carriers and six crude oil tankers (five Suezmaxes and one Aframax). Additionally, the foreign fleet consists of three vessels owned approximately 50 percent with joint venture partners and three chartered-in tankers (only two vessels were chartered-in at September 30, 1997). The Company has entered into contracts for the construction of four Suezmax tankers at a cost of approximately $54 million per vessel (three will be delivered in 1998 and one will be delivered in the first quarter of 1999). The current domestic fleet consists of three product carriers, one chartered-in crude carrier and four foreign flag tankers chartered-in by OMI Petrolink, a subsidiary in the offshore lightering business.

Net income for the nine months ended September 30, 1997 was $12.8 million or $0.30 per share compared to $3.3 million or $0.11 per share for the nine months ended September 30, 1996. Included in net income of $12.8 million for the nine months ended September 30, 1997 is income of $13.8 million, net of tax, from the cumulative effect of a change in accounting principle, $4.2 million in losses from sale of joint venture vessels, and gain on sale of assets-net of $.1 million. Included in net income of $3.3 million for the nine months ended September 30, 1996 is an extraordinary loss of $2.7 million, loss from the sale of a joint venture vessel of $.7 million and gain on sale of assets-net of $12.8 million.

Effective January 1, 1997, OMI changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which was generally a two to three year period. Under the prepaid method, the Company capitalizes its drydocking costs and amortizes them over the period through the next drydocking. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13.8 million (net of income taxes of $7.4 million) or $0.32 per share.

The Company has implemented several strategies since early 1996 in order to return the Company to profitability:

     (i) developed large and concentrated fleets of handysize product carriers and Suezmax tankers.

          The Company purchased two crude oil tankers, three product carriers, is building four new Suezmax tankers and disposed of a Liquified Petroleum

          Gas carrier ("LPG") which was not strategic to the Company's plan.



     (ii) managed the spot versus time charter mix of its vessels.

          OMI has maintained a mix of approximately half its product carriers on time charters and had 73 percent of its crude oil tankers in the spot market during the nine months ended September 30, 1997. Currently, more Suezmax tankers have been operating in the spot market to take advantage of the expected rise in rates.

     (iii)reduced vessel operating and certain corporate overhead costs by reducing the U.S. fleet.

          The Company has reduced U.S. flag vessel operating expenses (see (v)), and reduced corporate overhead costs, such as professional fees and salaries and employee benefit costs resulting from a reduction in the number of employees.

     (iv) reduced its reliance on joint ventures which own vessels.

          After its partner requested to withdraw from a joint venture, OMI acquired its partners' interests in a 49 percent owned joint venture, Wilomi, Inc., in December 1996. Similarly, after another partner requested to withdraw from a joint venture, a 49.9 percent owned joint venture, Mosaic Alliance Corporation ("Mosaic"), is in the process of concluding certain transactions by December 1997 in preparation to acquire its partners' majority interest in the joint venture. OMI will then only have three vessels owned in joint ventures.

     (v) refocused its operations from the U.S. flag domestic market to the international tanker market.

          In 1996 and 1997, OMI disposed of seven U.S. Flag vessels. In January 1997, the Company completed the sale and leaseback of the OMI Columbia, ned joint venture Mosaic Alliance Corporation sold largest U.S. flag vessel for $49 million. Under the terms of the lease, OMI continues as the operator and time charterer of the vessel.

          On September 16, 1997, OMI announced, as a final step to becoming a purely international fleet that OMI and Marine Transport Lines, Inc.("MTL"), a privately owned company specializing in U.S. marine and transportation services, had reached a definitive agreement for OMI to acquire MTL for approximately $5 million payable in common stock of the Company as constituted prior to the transaction defined as follows, plus a number of additional shares sufficient to give the owners of MTL 30 percent of the shares of the Company as constituted following that transaction. In connection with ned joint venture Mosaic Alliance Corporation sold acquisition of MTL, OMI plans to spin off, as a tax free distribution to shareholders, a subsidiary owning and operating ned joint venture Mosaic Alliance Corporation sold foreign assets ("Foreign OMI"). Foreign OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("Domestic") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and spin off (the "transaction"), holders of OMI shares prior to the transaction will own approximately two-thirds of the outstanding shares of Domestic, as well as substantially all outstanding shares of Foreign OMI. Former MTL shareholders will hold approximately one-third of the outstanding shares of Domestic. The transaction is subject to a number of conditions, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service and OMI shareholder approval. OMI filed the private letter ruling in September 1997 and closing of the transaction is expected to occur in early 1998 after the ruling is received.

     (vi) reduced interest expense on long-term debt.

          During 1996 and early 1997, the Company improved its balance sheet by reducing debt, consequently reducing its interest expense which historically has been a significant factor in the Company's financial performance. In July 1996, the Company purchased $130 million of its Senior Notes in a tender offer and the debt was refinanced with commercial banks at more favorable rates. Such debt was reduced further by approximately $60 million of the net proceeds of a $75.7 million public offering of 11,500,000 shares of the Company's common stock in the fourth quarter of 1996, and by proceeds from the sale of the OMI Columbia of $40 million in the first half of 1997. In April 1997, the Company again refinanced its remaining debt under more favorable terms. In May 1997, debt of $16.9 million was paid upon the sale of the vessel Alta and that facility was renegotiated. (See
          Balance Sheets and Liquidity and Capital Resources-Financing Facilities).

Market Overview

The product carrier market is the market segment which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Average freight rates in this market have increased in the first nine months of 1997 compared to the same period last year as a result of increasing world fuel consumption resulting from an improved economy. Additionally, refinery capacity is expanding in oil exporting regions such as the Middle East and Latin America but not in historically large consuming nations. Historically, earnings from the product carrier fleet have been less volatile than earnings from the Suezmax fleet. Approximately half of this fleet operates on time charter and the other half operates in the spot market. This mix of time charter and voyage charters further stabilizes earnings from OMI's product carrier fleet. Product tanker rates have softened recently due to higher world oil stocks compared to the level a year ago and the relatively mild weather for this time of year. However, it should be noted that the tanker markets typically strengthen during the winter months as a result of seasonal oil demand.

Freight rates in the tanker markets continued to improve in 1997 as a result of increased demand for oil due to continuing world economic growth, coupled with a marginal change in the supply of tankers since 1993. During July 1997, however, rates softened in the crude oil market as a result of the closing of the Dortyol pipeline which resulted in the instability in tanker rates due to competition from vessels which transport oil from the pipeline. The pipeline reopened at the end of the third quarter, which is reflected in the increase in rates in September and the fourth quarter. At the same time the Very Large Crude Carrier ("VLCC") market is also improving. The strengthening of the VLCC market in the Pacific region benefits the Suezmax market as every VLCC removed from the competition in the Atlantic region results in cargoes for two Suezmax vessels.

The Company's Suezmax fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, as well as the growth potential in the crude oil market. OMI currently operates six of its Suezmax tankers, including chartered-in vessels, in the spot market in order to take advantage of the expected increase in the market. Charters for the other Suezmax tankers expire by the spring of 1998.

Results of Operations

For the Nine and Three Months Ended September 30, 1997 versus September 30, 1996

Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenue, which equals voyage revenues minus vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses; as a result, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, nearly all expenses are for the ship owner's account and the length of the charter is one voyage. Revenues therefore may be higher in the spot market. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and bunker prices.

Voyage revenue less voyage expenses (expenses incurred to complete a voyage, such as fuel, port charges, canal tolls etc.) can be otherwise referred to as time charter equivalent ("TCE") revenue. TCE's are used to compare vessels on time charters with vessels on spot charters from one period to another.

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

Voyage Revenues less Vessel and Voyage Expenses

Net voyage revenues of $35.1 million for the nine months ended September 30, 1997 decreased by $9.8 million from $44.9 million for the same period in 1996. Net voyage revenues of $10.3 million for the three months ended September 30, 1997 decreased by $5.0 million from $15.3 million for the same period in 1996. Changes in net voyage revenues for the nine and three months ended 1997 compared to 1996 are discussed as follows by the market segments in which OMI primarily operates.

Domestic

Domestic net voyage revenue decreased by $18.4 million to $(0.2) million for the nine months ended September 30, 1997, as compared to $18.2 million for the same period in 1996. Excluding two foreign flagged product carriers acquired in swap transactions involving two domestic owned vessels, net voyage revenues for domestic operations for the first nine months of 1997 decreased $22.0 million. The two foreign vessels will be contributed to Foreign OMI in conjunction with the spin off of the Company's subsidiary owning foreign assets.

Decreases of approximately $9.1 million were attributable to the seven vessels disposed of during 1996. Included in the $9.1 million decrease is $4.4 million in credits to drydock expense relating to the reversal of drydock accruals (the accrual method of accounting for drydock was used in 1996) for the vessels disposed of in 1996. Approximately $4.5 million of the decrease in net voyage revenues was a result of two product carriers which were on time charters in 1996 but were laid up for an aggregate 345 days in the nine months ending September 30, 1997. The third product carrier's net voyage revenue decreased by approximately $1.9 million because of 26 more offhire days in 1997 than in 1996. The net voyage revenue earned by the OMI Columbia declined $4.5 million as a result of the sale/leaseback of the vessel in January 1997 as well as additional offhire incurred for repairs in 1997.

On January 31, 1997, the OMI Columbia, a crude oil tanker which transports Alaskan North Slope oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. The vessel began operating on a long-term time charter in the spring of 1996 and the length of this charter corresponds to the length of the lease. OMI received $40 million in cash, which was used for the payment of corporate debt, (reducing interest), and a $9 million note for the vessel. A gain of approximately $25 million was deferred and is currently being amortized to the end of the lease term. (see Balance Sheet and Liquidity and Capital Resources-Cash Flows).

The three remaining vessels in the domestic fleet were on time charters in the first half of 1996. Two of these vessels were redelivered in January and April 1997 having been on long-term time charters with the Military Sealift Command. The third vessel was on a time charter in 1996 which ended in February 1997. Two of these vessels are currently laid up; however, the Company continues to actively seek and evaluate all employment opportunities for these vessels.

Domestic net voyage revenue decreased by $10 million ($11 million excluding the two foreign flagged product carriers included in domestic operating results) to $(2.0) million for the three months ended September 30, 1997, as compared to $8.0 million for the same period in 1996. Decreases were primarily attributable to the three vessels disposed of during August 1996 decreasing net voyage revenue by $2.0 million ($1.4 million of this decrease is attributed to drydock accrual reversals). A drydock accrual of $1.8 million was reversed for a vessel which was in lay-up in anticipation of its sale in December 1996. Additionally, decreases in net voyage revenue were due to an aggregate of 184 idle days for the two product carriers which were laid up for the entire 1997 third quarter. Decreases in net voyage revenues attributable to the OMI Columbia were $3.3 million.

Foreign
Net voyage revenue earned by the foreign fleet increased $8.7 million ($12.2 increase including two foreign flag vessels acquired by domestic companies) to $35.3 million for the nine months ended September 30, 1997, as compared to $26.6 million for the same period in 1996. A decrease of $1.4 million relates to the sale of an LPG which was disposed of in March 1997.

Net voyage revenues increased $5.0 million ($6.0 increase including the two vessels acquired by domestic companies) to $12.3 million for the three months ended September 30, 1997, as compared to $7.3 million for the same period in 1996. A decrease of $0.5 million relates to the sale of the LPG in the first quarter of 1997.

Product Carrier Fleet
The product carrier fleet consists of thirteen vessels in 1997 ( including two vessels acquired by domestic companies) as compared to ten vessels in 1996. The three additional vessels purchased in 1996 and 1997 accounted for $4.9 million of the increase in net voyage revenue. With respect to the remaining ten product carriers, TCE's, in the aggregate, remained relatively unchanged during the nine months ended September 30, 1997 as compared to the same period in 1996.

Net voyage revenues for the product carrier fleet for the three months ended September 30, 1997 increased $1.8 million due to earnings from three product carriers purchased in 1997, as well as lower vessel operating expenses incurred in the third quarter of 1997 compared to the same period in 1996.


Crude Tanker Fleet
In the period ending September 30,1997 the crude fleet consisted of six wholly-owned vessels and two chartered-in vessels of which five operated in the spot market. In 1996, OMI owned six vessels and chartered-in one vessel, with five of these vessels operating in the spot market. Net voyage revenues generated by the crude tanker fleet increased primarily for three reasons, first, by $6.5 million due to the acquisition of the Alta and the Tanana (two Suezmax tankers in which the Company acquired ned joint venture Mosaic Alliance Corporation sold partner's interest on December 30, 1996), second, by $1.6 million as a result of the sale of a vessel operating at a loss in 1996, and third, from improved TCE's resulting from better market conditions in 1997.

Net voyage revenues from the crude tanker fleet increased $1.8 million as a result of earnings from the acquisition of Alta and Tanana. Alta's earnings have declined in the third quarter compared to the second quarter of 1997 as the Company now incurs charter hire expense related to the May 1997 sale and leaseback of the vessel. Suezmax rates began to increase in the late third quarter as a result of the reopening of the Dortyol pipeline which was closed for the majority of the quarter, in addition to improvement in rates resulting from the strengthening of the VLCC market.

Other Operating Expenses
The Company's operating expenses, other than vessel and voyage expenses consists of depreciation and amortization and general and administrative expenses. For the nine months ended September 30, 1997, these expenses decreased $1.3 million to $33.9 million, from $35.2 million for the same period in 1996. The primary reason for the reduction was a net decrease in depreciation expense of $2.2 million due to the sale of eight vessels offset in part by the purchase of five vessels between 1996 and 1997. General and administrative expenses increased by $.9 million for the nine months ended September 30, 1997 compared to the same period in 1996.

For the three months ended September 30, 1997, these expenses increased $0.2 million to $11.9 million, from $11.7 million for the same period in 1996.

Other Income (Expense)
Other income (expense) consists of gain on disposal of assets-net, interest expense-net, and minority interest in income of subsidiary. Net other expense decreased by $1.6 million for the nine months ended September 30, 1997 compared to the same period in 1996. Interest expense - net decreased by $11.6 million during the nine months ended September 30, 1997, compared to the same period in 1996 due to decreases of $88 million in the average debt outstanding of $191 million for the nine months ended September 30, 1997, compared to $279 million for the nine months ended September 30, 1996. The average interest rate of
7.3927 percent for the nine months ended September 30, 1997 was less than the average rate of 8.867 percent for the nine months ended September 30, 1996. Decreases of $1.8 million in interest expense-net during the nine months ended September 30, 1997, relate to capitalized interest on four vessels currently under construction. Decreases in Net other (expense) income were offset in part by decreases in the gain on disposal of assets-net of $11.9 million in the nine months ended September 30, 1997. This decrease resulted primarily from the gain on sale of Petrolink workboats of $9.7 million in September 1996 offset in part by the gain on sale of the General of $1.0 in the first quarter of 1997.

Net other (expense) income increased by $3.2 million for the three months ended September 30, 1997 compared to the same period in 1996. Decreases in gain on disposal of assets-net of $9.2 million resulted from the sale of the Petrolink workboats in the third quarter in 1996. Increases in Net other expense were offset by decreases in interest expense of $4.7 million resulting from the refinancing of the Senior Notes in 1996, lower principal balance on mortgaged debt in 1997, payment of debt from vessel sales, and capitalized interest.

Provision (Benefit) for Income Taxes
The income tax provision of $1.1 million and $21,000 for the nine and three months ended September 30, 1997, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

Equity in Operations of Joint Ventures
Equity in operations of joint ventures decreased by $1.2 million to $(.1) million in the first nine months of 1997 compared to $1.1 million for the same period of 1996. The decrease in equity was primarily attributable to the loss on sale of a vessel in September 1997, owned by Mosaic, of approximately $10.2 million (OMI's portion of the loss was approximately $5.1 million) offset in part by the gain on the sale of a vessel of $1.9 million (OMI's portion of the gain was approximately $0.9 million) in the second quarter of 1997. In addition Mosaic had no interest expense in 1997 as all debt was repaid in 1996. Mosaic is in the process of wrapping up its business and will be acquire its majority shareholder's interest by year end. Other increases in equity in operations of joint ventures related to Amazon, a 49 percent owned joint venture which operates one crude oil tanker, the Settebello. The equity in earnings for Amazon increased by $3.2 million in the first nine months of 1997 as compared the same period in 1996. The Settebello was in drydock for 92 days in 1996 which resulted in both a lack of earnings and additional drydock expense. Also, equity increased by $1.3 million from White Sea Holdings, Inc. ("White Sea") as a result of 66 offhire days in 1996 related to drydocking of the vessel. These increases were offset by decreases in equity in operations of Wilomi, Inc. ("Wilomi") which was not a joint venture of the Company in 1997.

In accordance with the Company's plan to decrease its participation in joint ventures, on December 30, 1996, the interest in Wilomi owned by a partner was acquired by the venture, and Wilomi became a 100 percent owned subsidiary of OMI with its earnings consolidated in OMI's results. The decrease in equity in operations of joint ventures attributable to Wilomi was $1.5 million for the nine months ended September 30, 1997.

Equity in operations of joint ventures decreased $3.9 million to $(3.8) million in the third quarter of 1997 compared to $.1 million for the same period of 1996. The decrease in equity was primarily attributable to the Company's $5.3 million equity in the loss on the sale of a vessel by Mosaic, offset in part by increases in equity of $1.0 million in Amazon due to reduced drydock expenses in 1997.

Balance  Sheet

In 1997 the Company sold and leased back the OMI Columbia and the Alta for approximately $49 and $40 million, respectively. The gain on sale of these vessels, aggregating approximately $40.4 million has been deferred and will be credited to income as an adjustment to lease expense over the term of the leases. At September 30, 1997, the balance of the deferred gain was $37.6 million.

The cumulative effect of the change in accounting principle as of January 1, 1997 on the Company's balance sheet increased total assets by $11.3 million, decreased total liabilities by $2.5 million and increased total stockholders' equity by $13.8.

Liquidity and Capital Resources

Cash Flows
Cash and cash equivalents of $23.3 million at September 30, 1997 decreased $24.6 million from cash and cash equivalents of $47.9 million at December 31, 1996. The Company's working capital of $14.5 million decreased $32.7 million from working capital of $47.2 million at December 31, 1996. Current assets decreased $50.1 million primarily due to the decrease in cash and cash equivalents (explained below) and a decrease of $34.4 million pertaining to two vessels held for sale at December 31, 1996. Current liabilities decreased $17.5 million primarily due to the decrease of $13.4 million of current maturities of long-term debt which was refinanced (See Financing Facilities). Total debt to capitalization was 44.8 percent at September 30, 1997,a decrease of 21.1 percent as compared to the ratio of 63.9 percent at December 31, 1996.

Net cash provided by operating activities increased $19.8 million to $0.6 million for the nine months ended September 30, 1997 compared to net cash used by operating activities of $19.2 million for the nine months ended September 30, 1996. The increase was primarily attributable to the payment of OMI Hudson lease termination cost, which was a one time charge of $25 million ($22 million cash paid) in February 1996.

Cash used by financing activities was $56.2 million in 1997 compared to $12.2 million in the first nine months of 1996. Payments on long-term debt of $171.4 million were made in the first half of 1997. Of this amount, $148 million was used to prepay debt ($56.9 million related to prepayments from the sale of vessels and $91.1 related to refinancing) and $23.4 million was used for scheduled debt repayments. Proceeds received from refinanced debt and new debt, including debt for the purchase of a vessel in April 1997, was $109.1 million. OMI drew down an additional $5.0 million in September 1997 under its revolving line of credit and repaid it in October 1997.

The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash provided by investing activities was $31.1 million in 1997 compared to $43.5 million in the nine months ended September 30, 1996. Net proceeds of $79 million were received in the first half of 1997 from the sale of two vessels. Of these proceeds, $40 million in cash and a $9 million interest bearing note receivable was received from the sale of the OMI Columbia and $39.1 million was received for the Alta. Proceeds of $11 million were received from the sale of the General in March 1997 and were used to pay a portion of the purchase price of the Severn for $18.7 million in April. OMI also paid $32.1 million in scheduled construction in progress payments for the four vessels under construction and approximately $3.6 million in capital expenditures for improvements on various vessels.

Financing Facilities

During the first quarter of 1997, the Company negotiated a new bank credit facility (the "Credit Facility") with its existing lenders. The Credit Facility provides for a line of credit in the amount of $133 million. The agreement, which expires in March 2002, provides for nine semiannual payments; the first five are $5.5 million each, the next four are $8.9 million each and the balance is due at maturity. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

During October 1997, the Company entered into a commitment with existing lenders for two new revolving credit facilities in the amounts of $50.0 million and $75.0 million. These credit facilities are to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. Amounts drawn on the new revolving credit facilities are to be repaid no later than six months after drawdown. The credit facilities will bear interest at LIBOR plus a margin ranging from 55-80 basis points which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. The new credit facilities contain the same financial covenants as the facility described above.

The Company believes that the actions it has taken in the last year to improve its liquidity and financial position will give the Company greater flexibility to fund its vessel acquisition program and finance its other cash needs. The Company anticipates Mosaic to have in excess of $30.0 million in cash after it acquires the shares from its majority shareholder in December 1997. The cash will be used to complete the construction payments for one of the new vessels under contract which will be acquired by Mosaic.

Commitments

OMI and affiliates of its joint venture partners act as co-guarantors for a portion of the debt incurred by joint ventures. The portion of debt guaranteed by the partners was approximately $17.5 million at September 30, 1997, with OMI's share of such guarantees being approximately $8.7 million.

The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. No such deficiencies have been funded in the nine months ended September 30, 1997.

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

                           None.

Item 5 - Other Information

                           None.

Item 6 - Exhibit and Reports on Form 8-K

  a.  Exhibits


      10.13 Acquisition Agreement dated as of September 15, 1997 by and among OMI Corp., Universal Bulk Carriers, Inc., Marine Transport Lines, Inc.and the persons set forth on Exhibit A attached hereto.

      10.14 OMI Corp. Amended and Restated, Annual Executive Incentive Compensation Plan.

      18 Deloitte & Touche LLP preferablility letter regarding change in accounting principle.

      27      OMI Corp. - Financial Data Schedule, dated September 30, 1997.

  b.  Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMI CORP.


--------------------------------------------------------------------------------
                                  (REGISTRANT)



Date:   NOVEMBER 14, 1997         By:    /s/ CRAIG H. STEVENSON, JR.
        ---------------------            -----------------------------
                                             Craig H. Stevenson, Jr.
                                             President, Chief Executive Officer
                                             and Director



Date:   NOVEMBER 14, 1997         By:    /s/ KATHLEEN C. HAINES
        ---------------------            -----------------------
                                                Kathleen C. Haines
                                                Vice President and
                                                Controller