Form 10-K/A
period 1996-12-31
OMI CORP
filed 1998-01-15
CIK 732780

    As filed with the Securities and Exchange Commission on January 15, 1998
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                  FORM 10-KA
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                       --------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X         NO
                                -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            YES             NO   X
                                -----          -----

         Aggregate market value of Registrant's voting stock, held by non-affiliates, based on the closing price on the New York Stock Exchange as of the close of business on March 24, 1997:

                                 $390,597,833

         Number of shares of the Registrant's Common Stock outstanding as of March 24, 1997:

                                  42,805,242

             The following document is hereby incorporated by reference into
Part III of this Form 10-KA:

(1) Portions of the OMI Corp. 1996 Proxy Statement to be filed with the Securities and Exchange Commission.
================================================================================

                          OMI CORP. AND SUBSIDIARIES
                                  FORM 10-KA
                               DECEMBER 31, 1996


         Filed herewith is the Company's amended Form 10K (Form 10KA) for the year ended December 31, 1996.

         In accordance with Rule 408 (g) of Regulation S-X, the financial statements of Mosaic Alliance, Inc. in which the Company has a 49 percent ownership interest are included in this Form 10KA.

Mosaic Alliance Corporation

(Incorporated in the Republic of Liberia)

Report and accounts
Year ended 31 December 1996

Mosaic Alliance Corporation
Report and accounts
Year ended 31 December 1996
================================================================================

Contents                                                     Pages

Report of the auditors..................................       1

Consolidated profit and loss account....................       2

Consolidated balance sheet..............................       3

Consolidated cash flow statement........................       4

Notes to the accounts...................................    5 to 10

Report of the auditors

To the members of Mosaic Alliance Corporation
(Incorported in the Republic of Liberia with limited liability)

We have audited the accompanying balance sheet of Mosaic Alliance Corporation as of 31 December 1996 and the related statements of income, and cash flows for the year then ended. These accounts are the responsibility of the company's management. Our responsibility is to express an opinion on these accounts based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the accounts are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the accounts. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall accounts presentation. We believe that our audit provides a resaonable basis for our opinion.

In our opinion, the accounts give a true and fair view of the financial position of the company as of 31 December 1996, and of the results of its operations and its cash flows for the year then ended in accordance with International Accounting Standards.


Coopers & Lybrand
Certified Public Accountants
Hong Kong,

Mosaic Alliance Corporation
Report and accounts
Year ended 31 December 1996
================================================================================

                                                        Note            1996                  1995
                                                                         US$                   US$
Income

    Charter and voyage revenue                                    11,813,274            19,503,793

    Interest income                                                1,565,357               930,802

    Gain/(loss) on disposal of investments                           203,469              (196,613)

    Dividend income                                                   34,743                    --

    Other Income                                                     974,805             1,202,344
                                                               -------------          ------------

                                                                  14,591,648            21,440,326
Expenses

    Vessel and voyage expenses                                     3,170,262             5,932,959
    Loss on disposal of vessels                                      490,351                     -
    Amortisation of deferred drydocking and survey
    repair expenses                                                1,246,341               600,999
    Depreciation                                                   3,117,009             4,198,297
    General and administration                                     1,483,776               865,895
    Interest expenses                                              1,374,128             2,567,170
                                                               -------------          ------------
                                                                  10,881,867            14,165,320
                                                               -------------          ------------

Profit before taxation                                             3,709,781             7,275,006

Taxation                                                4(a)           2,391                    --
                                                               -------------          ------------

Profit after taxation                                              3,707,390             7,275,006

Retained profits brought forward                                  28,722,196            21,447,190
                                                               -------------          ------------

Retained profits carried forward                                  32,429,586            28,722,196
                                                               =============          ============

Mosaic Alliance Corporation
Consolidated balance sheet -- 31 December 1996
================================================================================

                                                   Note             1996                1995
                                                                     US$                 US$
Employment of capital

Vessels                                              5        50,992,640          81,829,519
Unquoted investments                                                   -             149,749
Deferred charges                                     6           537,979           1,275,561

Current assets

    Due from affiliated companies                    7           524,740             376,174
    Loan to an affiliated company                    8         5,244,926           4,260,400
    Accounts receivable and prepayments                        1,542,055           1,999,803
    Investments                                                3,195,006           1,736,339
    Cash and bank balances                                    16,610,114          15,084,957
                                                            ------------        ------------
                                                              27,116,841          23,457,673

Current liabilities

    Due to affiliated companies                      7            28,459              40,570
    Bank loans - secured                                               -           4,428,900
    Accounts payable and accrued charges                         657,504           1,514,716
    Taxation                                       4(a)            1,796                   -
                                                            ------------        ------------
                                                                 687,759           5,984,186
                                                            ------------        ------------

Net current assets                                            26,429,082          17,473,487
                                                            ------------        ------------

                                                              77,959,701         100,728,316
                                                            ============        ============

Capital employed

Share capital                                        9               500                 500
Paid in surplus                                               45,519,020          45,519,020
Reserve on consolidation                                          10,000              10,000
Retained profits                                              32,429,586          28,722,196
                                                            ------------        ------------

Total capital and reserves                                    77,959,106          74,251,716
Deferred taxation                                  4(b)              595                   -
Bank loans - secured                                                   -          26,476,600
                                                            ------------        ------------

                                                              77,959,701         100,728,316
                                                            ============        ============

Approved by the directors on December 10, 1997
                                                        )
Franklin W.L. Tsao                                      )
------------------                                      )
                                                        ) Directors
                                                        )
Fredric S. London                                       )
------------------                                      )

Mosaic Alliance Corporation
Consolidated cash flow statement
Year ended 31 December 1996
================================================================================

                                                     Note             1996                1995
                                                                       US$                 US$
Net cash inflow from operating activities             11         5,364,815          12,384,056

Returns on investments and servicing of
    finance

    Dividend income                                                 34,743                  --
    Interest received                                            1,536,357             930,802
    Interest paid                                               (1,374,128)         (2,567,170)

Net cash inflow/(outflow) from returns on
    investments and servicing of finance                           196,972          (1,636,368)

Investing activities

    Purchase of fixed assets                                    (1,873,497)           (243,472)
    Sale of vessels                                             29,103,016                  --
    Purchase of unquoted investments                                    --            (149,749)
    Sale of quoted investments                                          --           4,742,009
    Sale of unquoted investments                                   353,218           3,784,344
    Payments for drydocking and survey repairs
        expenses                                                  (713,867)         (1,671,452)

Net cash inflow from investing activities                       26,868,870           6,461,680
                                                              ------------      --------------

Net cash inflow before financing                                32,430,657          17,209,368

Financing

    Repayment of bank loans                           12       (30,905,500)         (6,428,900)
                                                              ------------      --------------

Increase in cash and bank balances                               1,525,157          10,780,468

Cash and bank balances at the beginning of the
    year                                                        15,084,957           4,304,489
                                                              ------------      --------------

Cash and bank balances at the end of the year                   16,610,114          15,084,957
                                                              ============      ==============



The notes on pages 5 to 10 form an integral part of these accounts. Auditors' report - page 1

Mosaic Alliance Corporation
Notes to the accounts - 31 December 1996


1        Summary of significant accounting policies

(a)      Basis of consolidation

The consolidated accounts include the accounts of the company and all its subsidiaries. All significant transactions between and among the company and its subsidiaries are eliminated on consolidation. At the balance sheet date, the company wholly owned the following subsidiaries:-

                                                    Country of
Company                                             incorporation                         Description of shares held
------------------------------------------          ----------------------------          ---------------------------------------
Sheffield Navigation Co. Inc.                       Republic of Panama                    Common stock of US$1 each
Bunbury Navigation Co. Inc.                         Republic of Panama                    Common stock of US$1 each
Romeo Navigation Co. Inc.                           Republic of Panama                    Common stock of US$1 each
Avac Limited                                        Republic of Liberia                   Common stock without par value
Mackenzie Navigation Co. Pte.
   Limited                                          Singapore                             Common stock of S$1 each
FLT Limited                                         Republic of Liberia                   Common stock without par value
Tulsa Navigation Co. Pte. Limited                   Singapore                             Common stock of S$1 each
Kanemore Corporation                                British Virgin Islands                Common stock of US$1 each
Kanesin (Singapore) Pte. Limited                    Singapore                             Common stock of S$1 each
Kanejoy Corporation                                 British Virgin Islands                Common stock of US$1 each



(b)      Drydocking and survey repairs

Drydocking and survey repairs expenses are capitalised as when incurred and amortised over the future drydocking and survey cycle.

(c)      Vessels

Vessels are depreciated on the straight-line method over their estimated useful lives of twenty to twenty-five years to their estimated residual values. Major expenditures for renewals, which are expected to extend useful lives or reduce future operating expenses are capitalised.

Gains or losses on disposal of vessels represent the difference between the net sales proceeds and the carrying amount of the vessels, and are recognised in the profit and loss account.

(d)      Taxation

The charge for taxation is based on the result for the year as adjusted for items which are non-assessable or disallowable. Timing differences arise from the recognition for tax purposes of certain items of income and expense in a different accounting period from that in which they are recognised in the accounts. The tax effect of timing differences, computed under the liability method, is recognised in the accounts to the extent it is probable a liability or an asset will crystallise in the foreseeable future.

1        Summary of significant accounting policies (cont'd)

(e)      Foreign currency translation

The books and records of the company are maintained in United States dollars and the consolidated accounts have been expressed in that currency. Foreign currency transactions during the year are translated into United States dollars at the rates of exchange ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are incorporated into the accounts by translating foreign currencies into United States dollars at the rates of exchange ruling at the balance sheet date. Exchange differences arising are included in operating results.

(f)      Deferred financing charges

These are upfront facility and arrangement fees paid to bankers in relation to bank loans raised. Deferred financing charges are capitalised and amortised over the period of the loans on a straight-line basis.

(g)      Investments

(i) Unquoted investments are held as long term investments and are stated at cost. Provision is made to the extent that the directors consider significant permanent diminution in value has taken place.

(ii) Quoted investments held for trading purposes are stated at the lower of cost and market value on an individual basis.

(iii) Realised gains or losses on the sale of investments are recognised in net income on the specific identification basis.

(h)      Revenue recognition

(i) Charter and voyage revenue is recognised as revenue on an accrual basis.

(ii)     Sale of investments is recognised as revenue on trade date basis.

(iii)    Interest income is recognised as revenue on a time proportion basis.


2        Principal activities

The principal activity of the company is investment holding. The principal activities of its subsidiaries are shipowning and ship operating, securities investment and trading.

3        Revenue

The amounts of each significant category of revenue recognised during the year are as follows:-

                                                      1996                 1995
                                                       US$                  US$

Charter and voyage revenue                      11,813,274           19,503,793
Revenue from the sale of investments             2,888,862            8,526,353
Interest income                                  1,565,357              930,802


4        Taxation

(a) The amount of taxation in the consolidated profit and loss account represents:-

                                                      1996                1995
                                                       US$                 US$

         - current                                   1,796                 --
         - deferred                                    595                 --
                                                ----------          ---------

                                                     2,391                 --
                                                ==========          =========

         Taxation represents taxation on the assessable profits of a subsidiary which is calculated at the rate applicable in the jurisdiction where it operates.

(b) Deferred taxation represents the tax effect of timing differences of accelerated depreciation allowances.

5        Vessels
                                                          US$
Cost
     Brought forward                               99,711,367
     Additions                                      1,873,497
     Disposals                                    (39,447,279)
                                                -------------

     Carried forward                               62,137,585
                                                -------------
Accumulated depreciation
     Brought forward                               17,881,848
     Charge for the year                            3,117,009
     Disposals                                     (9,853,912)
                                                -------------

     Carried forward                               11,144,945
                                                -------------

Net book value at 31 December 1996                 50,992,640
                                                =============

Net book value at 31 December 1995                 81,829,519
                                                =============

6        Deferred charges

                                                         1996            1995
                                                          US$             US$

Deferred financing charges

     Balance brought forward                          205,108         246,406
     Transfer to profit and loss account             (205,108)        (41,298)

     Balance carried forward                                -         205,108

Deferred drydocking and survey repairs expenses

     Balance brought forward                        1,070,453               -
     Incurred during the year                         713,867       1,671,452
     Amortisation during the year                  (1,246,341)       (600,999)

     Balance carried forward                          537,979       1,070,453
                                                  -----------      ----------

                                                      537,979       1,275,561
                                                  ===========      ==========



7        Due from and to affiliated companies

The amounts due from and to affiliated companies are interest free, unsecured and have no fixed terms of repayment.


8        Loan to an affiliated company

The loan to an affiliated company is interest bearing at 5.5% per annum, unsecured and repayable on demand.


9        Share capital

                                               1996         1995
                                                US$          US$

Authorised, issued and fully paid
     500 common stock of no par value           500          500
                                              =====        =====

10       Related party transactions

During the year:-

(a)      The group paid management fees totalling US$599,202 (1995:
         US$698,838) to affiliated companies for management services rendered.

(b) The company disposed of an investment in the listed securities of a shareholder of the company at a cost of US$1,736,339 to its shareholder (1995: consideration of US$1,709,694 and a loss of US$259,318 was made).

(c) The company received interest income of US$197,478 (1995: US$234,322) from affiliated companies during the year.

(d) The group disposed of a vessel at a consideration of US$17,001,813 to an affiliated company.


11 Reconciliation of operating profit to net cash inflow from operating activities

                                                                                  1996                  1995
                                                                                   US$                   US$
Operating profit for the year                                                3,709,781             7,275,006
Dividend income                                                                (34,743)                   --
Interest received                                                           (1,536,357)             (930,802)
Interest paid                                                                1,374,128             2,567,170
Depreciation                                                                 3,117,009             4,198,297
Loss on disposal of vessels                                                    490,351                    --
Amortisation of deferred drydocking and survey repairs expenses              1,246,341               600,999
(Gain)/loss on disposal of investments                                        (203,469)              196,613
Increase in short term investments                                          (1,458,667)           (1,736,339)
Decrease in deferred financing charges                                         205,108                41,298
(Increase)/decrease in amounts due from affiliated companies                  (148,566)               29,836
Decrease/(increase) in accounts receivable and prepayments                     457,748               737,718
Increase in loan to affiliated companies                                      (984,526)                   --
Decrease in amounts due to affiliated companies                                (12,111)             (243,267)
Decrease in accounts payable and accrued charges                              (857,212)             (352,473)
                                                                           -----------          ------------

Net cash inflow from operating activities                                    5,364,815            12,384,056
                                                                           ===========          ============

12       Analysis of changes in financing during the year

                                                            Bank loans
                                                                   US$

Balance at 31 December 1995                                 30,905,000
Repayment during the year                                  (30,905,000)
                                                          ------------
                                                                    --
                                                          ============

13       Post balance sheet date events

(a) In June 1997, the group disposed of a vessel to a third party at a consideration of US$19,433,000.

(b) In September 1997, the group disposed of a vessel to an affiliated company at a consideration of US$22,591,000.