Form 10-K
period 1997-12-31
OMI CORP
filed 1998-03-31
CIK 732780

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1998

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE
                AS OF THE CLOSE OF BUSINESS ON MARCH 24, 1998:
                                  $395,767,760

         NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING
                             AS OF MARCH 24, 1998:
                                  43,076,763

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

(1) PORTIONS OF THE OMI CORP. 1997 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                      INDEX

                                   ----------

                                     PART I
ITEMS                                                                           PAGE(S)
-----                                                                           -------
 1 and 2.  Business and Properties .............................................  1-13
 3.        Legal Proceedings ...................................................    14
 4.        Submission of Matters to a Vote of Security Holders .................    14
           Executive Officers of OMI ........................................... 15-17

                                     PART II

 5.        Market for OMI's Common Stock and Related Stockholder Matters .......    18
 6.        Selected Financial Data .............................................    19
 7.        Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................. 20-29
 8.        Financial Statements and Supplementary Data ......................... 30-67
 9.        Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...............................................    68

                                    PART III

10.        Directors and Executive Officers of OMI .............................    68
11.        Executive Compensation ..............................................    68
12.        Security Ownership of Certain Beneficial Owners and Management ......    68
13.        Certain Relationships and Related Transactions ......................    68

                                     PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K ..... 68-70
           SIGNATURES ..........................................................    71

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     OMI Corp. ("OMI" or the "Company"), organized under the laws of the State of Delaware on July 19, 1968, is currently located at 90 Park Avenue, New York, New York pursuant to a sublease which expires in 1999. The telephone number is
(212) 986-1960.

     The Company has announced that it entered into an agreement to acquire Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in marine and transportation services, principally to the energy and chemical industries. In connection with the acquisition of MTL, OMI plans to spin off to shareholders a subsidiary owning and operating OMI's foreign assets ("New OMI"). Subject to certain exceptions, the spin off will be tax free to OMI and the shareholders of OMI. New OMI will retain the OMI name and will be managed by OMI's current management. OMI will change its name to Marine Transport Lines, Inc. ("New MTL") and will be managed by MTL's current management. MTL shareholders will receive OMI shares in exchange for their MTL ownership. For a more complete description of the transaction, the conditions and certain other items described herein, and the approvals being sought from shareholders, shareholders are referred to OMI's 1997 Proxy Statement to be filed including exhibits thereto, which is incorporated by reference.

     The following descriptions pertain primarily to historical events. Assuming the consummation of the acquisition and spin off, the descriptions of the Company herein will not be an accurate reflection of the Company following such consummation.

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

flag vessels (ownership has decreased by thirteen vessels since 1993) and has been moving away from joint ownership in its international fleet. The Company now owns six Suezmax tankers (one with a joint venture partner), has four on time charter, has committed to sell one and has five Suezmax newbuildings on order, three for delivery in 1998, one for delivery in 1999 and one for delivery in 2000. The Company has options to acquire two additional Suezmax tankers. The Company owns ten handysize product carriers and has two newbuildings on order. The Company's existing fleet is as shown on the following table:

                                                                                            DEAD-
                                                                                            WEIGHT       CHARTER
                                                                                YEAR        METRIC       EXPIRA-
             NAME OF VESSEL                          TYPE OF VESSEL           BUILT (1)     TONNAGE      TION (2)
             --------------                          --------------           ---------     -------      --------
             FOREIGN FLAG VESSELS:
                 SETTLEBELLO (3)...................   Crude Oil Tanker          1986        322,446        Spot
                 WHITE SEA (4).....................   Crude Oil Tanker          1975        155,702        Spot
                 CAIRO SEA.........................   Crude Oil Tanker          1975        154,719        Spot
                 TRINIDAD SEA......................   Crude Oil Tanker          1974        154,605        Spot
                 CZANTORIA.........................   Crude Oil Tanker          1975        146,104        Spot
                 SOKOLICA..........................   Crude Oil Tanker          1975        145,649        Spot
                 TANANA (5)........................   Crude Oil Tanker          1992        141,720        Spot
                 COLORADO..........................   Crude Oil Tanker          1980         86,648        9/98
                 ELBE..............................   Product Carrier           1984         66,800       12/98
                 NILE..............................   Product Carrier           1981         65,755        9/98
                 VOLGA.............................   Product Carrier           1981         65,689        Spot
                 LIMAR.............................   Product Carrier           1988         29,999        Spot
                 SHANNON...........................   Product Carrier           1991         29,999        Spot
                 DANUBE............................   Product Carrier           1990         29,998        Spot
                 TRENT.............................   Product Carrier           1991         29,998        Spot
                 TIBER.............................   Product Carrier           1989         29,998        Spot
                 SEVERN............................   Product Carrier           1988         29,998        Spot
                 PAGODA............................   Product Carrier           1988         29,996        Spot
                 ALMA..............................   Product Carrier           1988         29,994        Spot
                 PAULINA...........................   Product Carrier           1984         29,993        Spot
                 PATRICIA..........................   Product Carrier           1984         29,993        Spot
                 MARITIME OMI (6)..................   Dry Bulk Carrier          1994         72,800        Spot
                                                                                          ---------
                 Total Foreign Owned Fleet: 22 Vessels................................    1,878,603
                          8 Chartered-in Crude Tankers (7)(8).........................      962,847
                                                                                          ---------
                          Total Foreign Flag Operating Fleet: 30 Vessels..............    2,841,450

             U.S. FLAG VESSELS:
                 PATRIOT...........................   Product Carrier 1976                   35,662       Laid Up
                 COURIER...........................   Product Carrier 1977                   35,662       Laid Up
                 ROVER.............................   Product Carrier 1977                   35,662       Laid Up
                                                                                          ---------
                          Total U.S. Flag Owned Fleet: 3 Vessels......................      106,986
                          1 Chartered-in Crude Tanker (7).............................      138,698
                                                                                          ---------
                          Total U.S. Flag Operating Fleet: 4 Vessels..................      245,684
                          Total OMI Operating Fleet: 34 Vessels.......................    3,087,134
                                                                                          =========

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (including jointly-owned) at year-end 1997 is 15.4 years.

(2) Expiration dates do not reflect charterers' options for extensions or cancellations or other contingencies.

(3)  Joint ownership with Bergesen d.y. A/S Norway.

(4)  Joint ownership with affiliates of Anders Wilhelmsen & Co., Oslo, Norway.

(5)  Under contract to be sold.

(6) Joint ownership with an affiliate of International Maritime Carriers Limited ("IMC"), Hong Kong and chartered into pools operated by IMC.

(7)  Time chartered-in under charters expiring in 1998 through 2002.

(8) Four tankers aggregating 361,760 dwt are time chartered by OMI Petrolink, a subsidiary which will be part of New MTL rather New OMI.

     A brief description of the functions of the various types of vessels owned or operated by the Company is set forth below:

    Product Carrier  ---  Normally carries refined petroleum products such as gasoline, naphtha and kerosene.

    Crude Oil Tanker ---  Normally carries crude oil and dirty products.

    Dry Bulk Carrier ---  Carries dry bulk products such as coal, ore, grain and fertilizer.

     The change in the fleet from the previous year's list reflects (a) the disposition of (i) two dry bulk carriers from a joint venture and (ii) the sale and leaseback of one foreign flag Suezmax tanker, (b) the acquisition of one handysize product carrier and (c) the chartering in of four Suezmax tankers (including that referred to in (a) (ii) above), aggregating 601,087 dwt.

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

     Management believes that the Company maintains an ability to participate in expected improvements in the international tanker market with its Suezmax tankers while reducing its downside risk through the more stable cash flows provided by product carriers. The Company also believes that Suezmax tankers provide nearly the upside potential of VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers have historically provided the Company with relatively more stable cash flows, even in weak markets. However, weakness in the product carrier markets over the last six months, due to mild weather and reduced Asian demand, has resulted in unusually low rates on a historical basis.

     There are two aspects to vessel operations, technical operation, which involves maintaining, crewing and insuring the vessel, and commercial operation, which involves arranging the business of the vessel. OMI is technical and commercial operator of all its wholly-owned vessels. Technical and commercial operation of the jointly-owned vessels is allocated to OMI or its joint venture partner based primarily on the experience of the entity with the type and size of vessel.

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

     The Company operates its tankers in markets that have historically exhibited seasonal variations in demand and, therefore, spot rates. Tanker markets are typically stronger in the winter months as a result of increased oil consumption in the northern hemisphere. In addition, unpredictable weather patterns in the winter months tend to disrupt vessel scheduling. The oil price volatility resulting from these factors has historically led to increased oil trading activities. As a result, the Company's revenues have historically been weaker during its second quarter.

     As of December 31, 1997, OMI's ships were subject to mortgages in the aggregate principal amount of approximately $153,089,000 (not including debt of jointly-owned ships). The Company and its joint venture partners are also several guarantors, in proportion to their respective beneficial ownership, of certain loan transactions relating to the joint ventures. The aggregate amount of such guaranteed joint venture debt was approximately $17,542,000, with OMI's share being approximately $8,744,000.

     As of March 9, 1998, the Company owns 100% of OMI Petrolink Corporation ("Petrolink"), a Houston-based company which renders lightering services for large tankers in the U.S. Gulf. Petrolink charters-in, for varying term periods, such vessels as are necessary to satisfy the needs of its customers. Lightering is the business of transferring cargo from a larger vessel to smaller vessels and delivering the cargo to ports which the larger laden vessel can not enter.

     The Company's wholly-owned subsidiary, OMI Ship Management, Inc., provides technical services to the U.S. Maritime Administration for nine vessels in the Ready Reserve Fleet Program under a multi-year contract. From time to time, OMI Ship

Management also manages vessel conversion contracts for various U.S. government agencies.

     Both Petrolink and OMI Ship Management will be part of New MTL following the acquisition of MTL and spin off of New OMI.

CUSTOMERS

     One charterer accounted for 11% of OMI's consolidated revenues in 1997. No other customer accounted for 10% or more of OMI's consolidated revenues. For information about major customers, see Note 16 to OMI's Consolidated Financial Statements.

U.S. SUBSIDIES

     Operating costs differentials favor foreign ships in worldwide commerce. Until early 1997 the Company's remaining U.S. flag vessels were eligible to receive operating subsidies from the U.S. government. All contracts for such subsidies have expired and no further subsidies are expected other than existing receivables. However, because United States laws restrict U.S. coastwise trade (generally transport of cargo by sea from one U.S. port to another) to U.S. built, U.S. flag ships, foreign flag ships cannot compete for U.S. coastwise cargoes. All of the Company's U.S. flag vessels are eligible to participate in this trade.

     The Merchant Marine Act, 1936, as amended (the "Merchant Marine Act"), permits domestic shipping companies to establish a tax-deferred fund called a Capital Construction Fund ("CCF") for such purposes as acquiring qualified vessels for use in certain U.S. flag trades, reconstruction of existing vessels and payment of principal on certain existing indebtedness. The Company maintains a CCF. As of December 31, 1997, the balance in the CCF was $10,969,000.

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

EMPLOYEES AND LABOR RELATIONS

     On December 31, 1997, the Company and its subsidiaries had approximately 700 employees, of whom approximately 625 were seagoing employees. The Company's seagoing employees who serve aboard its U.S. flag vessels are covered by collective bargaining agreements with various maritime unions, which expire in 2000. Together with other maritime employers, the Company is obligated through these agreements to contribute to various multi-employer pension and health and welfare and other plans. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. The failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions. The Company does not believe that it has any withdrawal liability as of December 31, 1997.

     The Company primarily uses hiring agents to crew its foreign flag vessels, one of which recruits exclusively for the Company. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

     The Company considers its relationship with its employees, including its seagoing crews, to be satisfactory.

VALUE OF ASSETS, CASH REQUIREMENTS AND TAXES

     Although the replacement costs of comparable new vessels are significantly above the book value of OMI's fleet, the market value of OMI's fleet may be below book value when market conditions are weak. In common with other shipowners, OMI continually considers asset redeployment which could at time include the sale of vessels at less than their book value.

     OMI's results of operations and cash flow may be significantly affected by future charter markets since currently a small percentage of its tonnage (including jointly-owned and time chartered vessels) is on charters extending beyond year-end 1998.

     At December 31, 1997, net book values of vessels exceeded their tax bases by approximately $118,500,000. Accordingly, if such vessels were disposed of at prices at or near book value, the Company's current liability for taxes on the resulting taxable gain would be substantial. See Note 8 to OMI's Consolidated Financial Statements set forth in Item 8.

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

     OMI has employed monies held in its CCF, for the acquisition of qualified U.S. flag tonnage. The depreciable tax base of such assets is reduced by the amount of the tax savings related to the CCF monies employed.

ITEM 3. LEGAL PROCEEDINGS

     Except as hereinafter stated, OMI and its subsidiaries are not parties to any material pending legal proceedings for damages, or related group of such proceedings, other than ordinary routine litigation incidental to the business.

     OMI is a party, as plaintiff or defendant, in a variety of lawsuits for damages arising principally from personal injuries or other casualties in the ordinary course of the maritime business. All such personal injury and casualty claims against OMI are covered by insurance (subject to deductibles which are not material) including asbestosis related proceedings. However, one insurer of asbestosis claims for a period from 1976 to 1982 is insolvent and if there were to be judgments against the Company related to such period, the Company would be effectively uninsured.

     The Company is currently a defendant in an arbitration arising from alleged defects in a vessel sold to a third party. The claim exceeds $7,000,000 and encompasses damages for repairs to the vessel, lost revenues, interest and costs. The Company believes the claim to be without merit. However, an adverse decision could have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                                   MANAGEMENT

     Set forth below is certain information with respect to the Company's executive officers as of March 31, 1998.

                                                                                                           YEAR
                                                                                                         APPOINTED
          NAME                                        AGE       POSITION                                 TO OFFICE
          ----                                        ---       --------                                 ---------
          Craig H. Stevenson, Jr. ..................  44        Chief Executive Officer                     1993
                                                                and President

          Vincent J. de Sostoa .....................  53        Senior Vice President, Chief                1989
                                                                Financial Officer and Treasurer

          Fredric S. London ........................  50        Senior Vice President, General              1987
                                                                Counsel and Secretary

          Robert Bugbee ............................  37        Senior Vice President                       1995

          Henry Blaustein ..........................  55        Senior Vice President                       1997

          Kathleen C. Haines .......................  43        Vice President/Controller                   1994

          William A.G. Hogg ........................  60        Vice President                              1994

          Thomas M. Scott ..........................  41        Vice President                              1995

          Stavros Skopelitis .......................  51        Vice President                              1996


     There is no family relationship by blood, marriage or adoption (not more remote than first cousin (between any of the above individuals and any other executive officer or any OMI director).

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

     VINCENT J. DE SOSTOA was elected Chief Financial Officer in January 1994. He was elected Senior Vice President/Finance of the Company in January 1989.

     FREDRIC S. LONDON was elected Senior Vice President of the Company in December 1991. He was elected Vice President of the Company in December 1988.

     HENRY BLAUSTEIN was elected Senior Vice President in August 1997. He had been a ship management consultant for the five preceding years.

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

                                    PART II

ITEM 5. MARKET FOR OMI CORP.'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

COMMON STOCK

     The Company listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM). Previously, the Company's common stock initially traded on the over-the-counter market on January 4, 1984, began trading on the NASDAQ National Market System on February 18, 1986, and on January 27, 1989 was listed for trading on the American Stock Exchange. As of March 27, 1998, the number of holders of OMI common stock was approximately 3,937. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

            1997 Quarter                      1st                2nd             3rd                4th
            ------------                    --------------------------------------------------------------
            High                            11 1/4              10 5/8          14 1/2              13 3/4
            Low                              8 1/4               9               9 1/2               9 1/8

            1996 Quarter                      1st                2nd             3rd                4th
            ------------                    --------------------------------------------------------------
            High                             8 1/8               8 7/8           8 3/4              9 1/4
            Low                              5 5/8               7 1/2           6 7/8              6 1/2


PAYMENT OF DIVIDENDS TO STOCKHOLDERS

     On June 15, 1993, the Board voted to declare special dividends rather than adhere to a regular dividend policy and no dividends have been paid since that time. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 6 to Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

                                               OMI CORP. AND SUBSIDIARIES
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       FOR THE YEARS ENDED DECEMBER 31,

                                                         --------------------------------------------------------------
                                                           1997          1996        1995        1994           1993
                                                         ---------    ---------    ---------   ---------      ---------
INCOME STATEMENT DATA:
  Net voyage revenues (1) ............................   $  50,050    $  58,319    $  19,626   $  37,817      $  49,392
                                                         =========    =========    =========   =========      =========
  Total revenues .....................................   $ 231,654    $ 233,883    $ 239,880   $ 266,796      $ 270,479
                                                         ---------    ---------    ---------   ---------      ---------
Operating expenses:
  Vessel and voyage ..................................     121,498      129,204      171,730     141,133        140,967
  Operating leases ...................................      52,865       38,055       41,233      82,407         75,421
  Depreciation and amortization ......................      28,944       30,448       34,734      37,770         35,441
  Provision for losses:
  Impaired value of vessels ..........................        --           --          8,707      14,798           --
  Lease obligation ...................................        --           --          6,687      19,800           --
  General and administrative .........................      23,998       16,438       15,303      18,972         16,748
                                                         ---------    ---------    ---------   ---------      ---------
Total operating expenses .............................     227,305      214,145      278,394     314,880        268,577
                                                         ---------    ---------    ---------   ---------      ---------
Operating income (loss) ..............................       4,349       19,738      (38,514)    (48,084)         1,902
Gain on disposal of assets-net .......................         870       11,153        5,480      10,222          4,401
Provision for writedown of investments ...............        --           --           --         1,250          1,625
Interest expense .....................................      12,249       26,462       26,708      28,808         21,788
Equity in operations of joint ventures ...............         737        2,482        5,528       5,402          5,544
(Loss) income before extraordinary loss and
  cumulative effect of change in accounting
  principle ..........................................      (2,970)       6,189      (31,896)    (37,865)        (8,747)
Extraordinary loss-net of income tax benefit .........        --         (2,772)        --          --             --
Cumulative effect of change in accounting
  principle-net of income tax provision ..............      13,797         --           --          --             --
Net income (loss) ....................................   $  10,827    $   3,417    $ (31,896)  $ (37,865)     $  (8,747)
                                                         =========    =========    =========   =========      =========
=======================================================================================================================
BASIC EARNINGS (LOSS)-PER COMMON SHARE:
  (Loss) income before extraordinary loss and cum-
    ulative effect of change in accounting principle .   $   (0.07)   $    0.19    $   (1.04)  $   (1.24)     $   (0.29)
  Net income (loss) ..................................   $    0.25    $    0.10    $   (1.04)  $   (1.24)     $   (0.29)

DILUTED EARNINGS (LOSS)-PER COMMON SHARE:
  (Loss) income before extraordinary loss and cum-
    ulative effect of change in accounting principle .   $   (0.07)   $    0.18    $   (1.04)  $   (1.24)     $   (0.29)
  Net income (loss) ..................................   $    0.25    $    0.10    $   (1.04)  $   (1.24)     $   (0.29)
Weighted average shares outstanding ..................      42,914       33,440       30,745      30,417         30,590
                                                         =========    =========    =========   =========      =========
=======================================================================================================================
OTHER FINANCIAL DATA:
Cash flows provided (used) by:
  Operating activities ...............................   $   8,279    $  (5,721)   $  (4,601)  $   1,647      $  31,415
  Investing activities ...............................      49,343       31,989       (9,959)      9,739        (20,601)
  Financing activities ...............................     (73,010)     (10,960)      15,332     (24,910)        17,657
Cash dividends received from joint ventures ..........         735          368          539       2,477         11,823
Capital expenditures:
  Vessel Purchases ...................................      53,255       48,704       27,618      12,614         28,374
  Routine fleet expenditures .........................       5,215        2,066       10,522       2,704          8,174
=======================================================================================================================
BALANCE SHEET DATA:
  Cash and cash equivalents ..........................   $  32,489    $  47,877    $  32,569   $  31,797      $  45,321
  Vessels and other property-net .....................     314,193      341,309      368,441     400,998        453,683
  Construction in progress ...........................      56,032       10,754         --          --             --
  Investments in, and advances to joint ventures .....      28,155       59,322       84,915      81,868         77,802
  Total assets .......................................     518,587      552,282      565,486     605,132        671,516
  Total debt .........................................     162,916      237,148      283,866     272,139        297,627
  Total stockholders' equity .........................     221,023      207,578      145,415     179,896        220,026
=======================================================================================================================

(1)  Voyage revenues less vessel and voyage expenses and operating leases.

                 See notes to consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI's financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

GENERAL

     Overview

     OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tonnage ("dwt"), publicly traded bulk shipping companies headquartered in the United States. OMI provides seaborne transportation services for crude oil, refined petroleum products and, to a much lesser extent, dry bulk cargoes (primarily iron ore, coal and grain) through a joint venture. The charter rates that the Company is able to obtain for its vessels are determined in highly competitive markets. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply and demand for vessels.

     Net income for the year ended December 31, 1997 was $10.8 million or $0.25 per share compared to $3.4 million or $0.10 per share for the year ended December 31, 1996. Included in net income of $10.8 million for the year ended December 31, 1997 is income of $13.8 million, net of tax, from the cumulative effect of a change in accounting principle, $4.3 million in losses from the sale of joint venture vessels and gain on disposal of assets-net of $.9 million. Included in net income of $3.4 million for the year ended December 31, 1996 is an extraordinary loss of $2.8 million, net of tax, loss from the sale of a joint venture vessel of $.7 million and gain on disposal of assets-net of $11.2 million.

MARKET OVERVIEW

     The product carrier market is the market segment which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Average freight rates in this market improved further in 1997. However, rates reached a very high level early in the year but receded gradually after that. The fall was the result of higher refinery throughput in industrialized countries as well as reduced growth in oil product imports in the Pacific region due to refinery capacity additions in the area and financial crises in Southeast Asia and Korea. Product tanker rates were at low levels early in 1998 as a result of the continued Asian financial problems and a very mild winter in the U.S. and Europe. Historically, earnings from the product tanker fleet have been less volatile than earnings in the crude oil market.

     The improvement in tanker freight rates which began in mid-1995 continued through 1997 with average rates increasing for all tanker size groups. The rate gains in the last few years have been the result of high oil demand growth which together with a modest increase in supply of tankers have created a better tanker supply/demand balance. Average freight rates for Suezmaxes and Very Large Crude Carriers early in 1998 were higher than the rates prevailing in the same period a year ago, but lower for Aframax and tankers. Tanker freight rates are expected to improve further due to the general strength of the world economy and the expected continued increase in oil demand growth, notwithstanding the financial crises in Southeast Asia and Korea, the large proportion of old tanker tonnage relative to the orderbook and the continued focus of governments and charterers on safe, well maintained tonnage.

     Management of OMI Corp. has implemented several strategies in order to position the Company to take advantage of market conditions:

O    Shifted its focus to its international fleet. Since 1993, OMI has disposed of thirteen U.S. flag vessels. In January 1997, the Company completed the sale and leaseback of the OMI COLUMBIA, its largest U.S. flag vessel for $49 million. Under the terms of the lease, OMI continues as the operator of the vessel.

     In the past, OMI's operations were a combination of U.S. flag and foreign flag operations. However, on September 16, 1997, OMI agreed, as a final step to owning a purely international fleet, to acquire Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in U.S. marine and transportation services, principally to the energy and chemical industries, for approximately $5 million payable in common stock of the Company as constituted prior to the transaction defined in the following paragraph, plus a number of additional shares sufficient to give the owners of MTL approximately 30 percent of the shares of the Company as constituted following that transaction (subject to certain adjustments described in the agreement between OMI and MTL).

     In connection with the acquisition of MTL, OMI plans to spin off as a tax free distribution to shareholders, the entity holding and operating its foreign assets ("New OMI"). New OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("New MTL") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and spin off, holders of OMI shares prior to the transaction will own approximately 69 percent of the outstanding shares of New MTL, as well as substantially all outstanding shares of New OMI. Former MTL shareholders will hold approximately 31 percent of the outstanding shares of New MTL. The transaction is subject to a number of conditions, any of which may be waived by OMI, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service and OMI shareholder approval. OMI filed a request for a private letter ruling in September 1997, and the transaction is expected to close in May or June 1998 after the ruling is received and the shareholders approve the acquisition of MTL.

O    Developed large and concentrated fleets of handysize product carriers and
Suezmax tankers.

     The Company currently operates a wholly-owned foreign flag fleet consisting of thirteen product carriers and six crude oil tankers (five Suezmaxes and one Aframax). Additionally, the fleet's results include two crude oil carriers and one drybulk carrier owned approximately 50 percent with joint venture partners and four chartered-in tankers.

     The Company's Suezmax fleet is one of the largest independent fleets in the world. OMI has targeted the Suezmax market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, as well as the growth potential in the crude oil market. To take advantage of the upward freight rate trend in the crude tanker market, the Company is building five double-hulled Suezmax tankers, with an option for two more; four for a cost of approximately $54 million per vessel and one for approximately $50 million. One of these new vessels will be delivered mid-1998, two in the third quarter of 1998, one in the first quarter of 1999 and one in the second quarter of 2000. In addition, OMI placed an order for two 35,000 dwt. product carriers, for a cost of approximately $30 million per vessel for delivery in the second half of 1999.

O    Reduced its reliance on joint ventures which own vessels.

     During December 1996, Wilomi, Inc. ("Wilomi") acquired its partner's 51 percent interest in Wilomi, which became a wholly-owned subsidiary of OMI. Similarly, in December 1997, Mosaic Alliance Corporation ("Mosaic") acquired the
50.1 percent interest in Mosaic not owned by OMI and became a wholly-owned subsidiary of OMI. The Company is currently evaluating its position in its other ventures.

O    Reduced leverage of the Company.

     During 1997, corporate debt was reduced by a net of $74 million. The net decrease in average debt outstanding along with reduced interest rates, resulted in a reduction in interest expense from $26.5 million in 1996 to $12.2 million in 1997. Interest expense historically has been a significant factor in the Company's financial performance. In July 1996, the Company purchased $130 million of its Senior Notes in a tender offer and the debt was refinanced with commercial banks at more favorable rates. Such debt was reduced by approximately $60 million of the net proceeds of a $76.5 million public offering of 11,500,000 shares of the Company's common stock in the fourth quarter of 1996, and in the first half of 1997 by proceeds of $40 million from the sale of the OMI COLUMBIA. In April 1997, the Company again refinanced its remaining debt under more favorable terms. In May 1997, debt of $16.9 million was paid upon the sale of the vessel ALTA and the facility which included that vessel was renegotiated. (See Balance Sheets and Liquidity and Capital Resources-Financing Facilities).

RESULTS OF OPERATIONS

     Results of operations of OMI include operating activities of the Company's domestic and foreign vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues, which equals voyage revenues minus vessel and voyage and operating lease expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses; as a result, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, nearly all expenses are for the ship owner's account and the length of the charter is one voyage. Revenues therefore may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and bunker prices.

     Vessel expenses included in net voyage revenues discussed above include operating expenses for items such as crew payroll/benefits/travel, stores, maintenance and repair, drydock, insurance and other miscellaneous vessel expenses. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

YEAR ENDED DECEMBER 31, 1997 VERSUS DECEMBER 31, 1996

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $50.1 million for the year ended December 31, 1997 decreased by a net $8.2 million from $58.3 million for the same period in 1996. Changes in net voyage revenues for the year ended 1997 compared to 1996 are discussed as follows by the market segments in which OMI primarily operates.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
(IN THOUSANDS)                                            1997           1996        1995
                                                       ----------      --------    ---------
VOYAGE REVENUES:
Domestic ............................................  $     82.4      $  117.7    $   142.1
Foreign:
  Product Carrier Fleet .............................        67.9          54.9         46.4
  Crude Oil Tanker Fleet ............................        72.7          49.9         37.3
  All Other .........................................         1.4           3.0          6.8
                                                       ----------      --------    ---------
     Total ..........................................  $    224.4      $  225.5    $   232.6
                                                       ==========      ========    =========
VESSEL, VOYAGE AND OPERATING LEASE EXPENSES:
Domestic ............................................  $     87.6      $   98.8    $   149.0
Foreign:
  Product Carrier Fleet .............................        35.3          31.7         23.0
  Crude Oil Tanker Fleet ............................        50.4          37.6         35.9
  All Other .........................................         1.0           (.9)         5.1
                                                       ----------      --------    ---------
     Total ..........................................  $    174.3      $  167.2    $   213.0
                                                       ==========      ========    =========
NET VOYAGE REVENUES:
Domestic ............................................  $     (5.2)     $   18.9    $    (6.9)
Foreign:
  Product Carrier Fleet .............................        32.6          23.2         23.4
  Crude Oil Tanker Fleet ............................        22.3          12.3          1.4
  All Other .........................................          .4           3.9          1.7
                                                       ----------      --------    ---------
     Total ..........................................  $     50.1      $   58.3    $    19.6
                                                       ==========      ========    =========

DOMESTIC

     Domestic net voyage revenues decreased $24.1 million to a loss of $5.2 for the year ended December 31, 1997, as compared to $18.9 million for the same period in 1996.

     Decreases of approximately $8.5 million in net voyage revenues were attributable to the six vessels sold during 1996. Included in the $8.5 million decrease is a $3.8 million credit to drydock expense relating to the reversals of the drydock accruals (the accrual method of accounting for drydock was used in 1996) for the vessels disposed of in 1996. Approximately $6.6 million of the decrease in net voyage revenues was a result of two product carriers which were on time charters in 1996 but were laid up for an aggregate 527 days in 1997. The third product carriers net voyage revenues decreased by approximately $2.8 million primarily because it operated on a time charter in 1996 which ended in 1997 at a time when rates were lower. In addition, the vessel incurred 23 more offhire days due to idle time. Net voyage revenues generated by the OMI COLUMBIA decreased $6.4 million as a result of the sale of the vessel in January 1997, as well as offhire incurred for repairs in 1997.

     On January 31, 1997, the OMI COLUMBIA, a crude oil tanker which transports Alaskan North Slope oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. OMI continues to operate the OMI COLUMBIA and the decrease in net voyage revenue of approximately $5.9 million mentioned above is attributable to charter hire expense. OMI received $40 million in cash and a $9 million note receivable for the vessel. A gain of approximately $25 million was deferred and is currently being amortized to the end of the lease term (see Balance Sheet and Liquidity and Capital Resources-Cash Flows).

     The three remaining vessels in the domestic fleet were on time charters in the first half of 1996. Two of the vessels were redelivered in February and April 1997 having been on long-term time charters with the U.S. Military Sealift Command. One of the vessels was then on another time charter until February 1998. The third vessel was on time charter in 1996 which ended in February 1997. All of these vessels are currently laid up; however, the Company continues to actively seek and evaluate all employment opportunities for these vessels including reflagging.

FOREIGN

     Foreign net voyage revenues increased $15.9 million to $55.3 million for the year ended December 31, 1997, as compared to $39.4 million for the same period in 1996. Decreases of $3.0 million relate to the sale of the LPG carrier which was disposed of in March 1997. Other changes are discussed as follows according to the two foreign market segments in which OMI primarily operates.

PRODUCT CARRIER FLEET

     The product carrier fleet consisted of thirteen vessels (ten handysize and three panamaxes) at December 31, 1997 as compared to ten vessels (seven handysize and three panamaxes) at December 31, 1996. The Company maintained a mix of approximately half its product carriers on time charters in both years.

     Net voyage revenues include results of two product carriers acquired in 1996 and one vessel, purchased in April 1997, which contributed an additional $6.5 million to net voyage revenues during the twelve months ended 1997. With respect to the ten remaining vessels, net voyage revenues, in the aggregate, remained relatively unchanged during 1997 compared to 1996.

CRUDE TANKER FLEET

     In the year ending December 31, 1997, the crude fleet consisted of six wholly-owned vessels and four chartered-in vessels; eight are currently operating in the spot market and two vessels are operating on time charters. One vessel which had been on a long-term time charter was redelivered in the fourth quarter of 1997. In 1996, OMI owned seven vessels and chartered-in one vessel, with four of these vessels operating in the spot market. The Company maintains the majority of its crude oil tankers in the spot market.

     Net voyage revenues generated by the crude tanker fleet increased primarily for two reasons; first, by $9.9 million due to the acquisition of the ALTA and the TANANA, (two Suezmax tankers in which the Company acquired its partner's interest on December 30, 1996) and second, due to improved rates resulting from better market conditions in 1997. In addition, in order to maximize profits on voyages, the Company attempts to triangulate voyages for the new ships, that is, lessen the amount of the ballast leg (the part of the voyage where no cargo is carried), in order to increase the utilization of the vessel.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel and voyage expenses, operating lease expenses and provision for losses, consists of depreciation and amortization and general and administrative expenses. For the year ended December 31, 1997, these expenses increased $6.1 million to $52.9 million, from $46.8 million for the same period in 1996. General and administrative expenses increased $7.6 million primarily due to accruals for bonuses and severance aggregating approximately $5.3 million, relocation of OMI's corporate headquarters to Stamford, Connecticut of approximately $2.6 million, expenses allocated to the anticipated spin off and formation of New OMI of approximately $.8 million. Other general and administrative expenses declined approximately $1.1 million. The decrease in depreciation expense of $1.5 million relates to the sale of vessels (including the sale and leaseback of the OMI COLUMBIA).

OTHER INCOME (EXPENSE)

     Other income (expense) consists of gain on disposal of assets-net, interest expense, interest income, minority interest in (income) loss of subsidiary and Other-net. Net other expense decreased by $5.5 million for the year ended December 31, 1997 compared to the same period in 1996. Interest expense decreased by a net of $14.2 million due to the following; reduction in the average mortgage debt in 1997 compared to 1996, payment of debt from proceeds of vessel sales and proceeds from the public offering of stock in the fourth quarter 1996, increased capitalized interest on four vessels under construction for twelve months 1997 compared to two vessels for one month in 1996 and lower average interest rates on debt refinanced in July 1996 and April 1997. Decreases in Net other expense were offset in part by decreases in the gain on disposal of assets-net of $10.3 million for the year ended December 31, 1997. This decrease resulted primarily from the gain on sale of $9.7 million for OMI Petrolink Corporation ("Petrolink") workboats and $3.6 million gain on the sale of a crude oil carrier in 1996 offset in part by the gain on sale of the LPG carrier of approximately $1.0 in the first quarter of 1997.

BENEFIT (PROVISION) FOR INCOME TAXES

     The income tax benefit of $.2 million (excluding the income tax provision for the cumulative effect of the change in accounting principle) for the year ended December 31, 1997 varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $1.7 million to $.7 in the year ended 1997 compared to $2.5 million for the same period in 1996. The decrease in equity was primarily attributable to the loss on sale of a vessel owned by Mosaic of approximately $10.5 million (OMI's portion of the loss was approximately $5.2 million) in the third quarter of 1997 offset in part by the gain on the sale of a vessel of $1.9 million (OMI's portion of the gain was approximately $0.9 million) in the second quarter of 1997. In accordance with the Company's plan to decrease its participation in joint ventures, on December 10, 1997, Mosaic acquired the majority shareholder's interest in the venture for cash of $32.3 million and 50.1 percent of stock in its subsidiary Kanejoy Corporation, with a book value of $3.5 million, and Mosaic became a 100 percent owned subsidiary of OMI.

     On December 30, 1996, the interest in Wilomi owned by a partner was acquired by the venture, and Wilomi became a 100 percent owned subsidiary of OMI with its earnings consolidated in OMI's results. The decrease in equity in operations of joint ventures attributable to Wilomi was $1.3 million for the year ended December 31, 1997.

     Increases in equity in operations of joint ventures offsetting the aforementioned decreases relate to Amazon, a 49 percent owned joint venture which operates one crude oil tanker, the SETTEBELLO. The equity in earnings for Amazon increased by $3.1 million in 1997 as compared to the same period in 1996. The SETTEBELLO was in drydock for 92 days in 1996 which resulted in both a lack of earnings and additional drydock expense. Also, equity increased by $1.7 million from WHITE SEA as a result 66 offhire days in 1996 related to drydocking of the vessel.

BALANCE SHEET

     Effective January 1, 1997, OMI changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which was generally a two to three year period. Under the prepaid method, the Company capitalizes its drydocking costs and amortizes them over the period through the next drydocking. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of the change in accounting principle as of January 1, 1997 on the Company's balance sheet increased total assets by $11.3 million, decreased total liabilities by $2.5 million and increased total stockholders' equity by $13.8 million.

     In 1997 the Company sold and leased back the OMI COLUMBIA and the ALTA for approximately $49 million and $40 million, respectively. The gain on sale of these vessels, aggregating approximately $40.4 million has been deferred and will be credited to income as an adjustment to lease expense over the term of the leases. At December 31, 1997, the balance of the deferred gain was $36.1 million.

YEAR ENDED DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $58.3 million for the year ended December 31, 1996 increased $38.7 million, or 197 percent as compared to net voyage revenues of $19.6 million for the year ended December 31, 1995.

     Since 1994, U.S. flag operations have generated insufficient revenue to cover operating costs and to contribute to debt service. In addition, in 1995 and 1994 losses from U.S. flag vessels were compounded by additional losses taken for provisions due to impairment of vessel values. In 1996, the Company sold a total of six U.S. flag vessels which had, or were expected to, adversely effect operating income. The OMI SACRAMENTO was delivered to new owners in March 1996 and, in exchange, a foreign flag product carrier was acquired. The OMI HUDSON, OMI DYNACHEM and the OMI STAR were sold or exchanged in a transaction with Hvide Marine Inc. in August 1996. In September and December 1996, OMI sold the RANGER and the PLATTE.

     Net increases in 1996 domestic operations primarily resulted from the following: (i) the OMI COLUMBIA operated on a time charter for the full year of 1996 at higher rates with three offhire days compared to 86 offhire days, including 14 days for drydock, in 1995; (ii) two vessels, the PATRIOT and the COURIER, operated on a time charter with the U.S. Military Sealift Command;
in 1995 these vessels were offhire for an aggregate of 107 days while in drydock undergoing upgrades; (iii) the OMI STAR was purchased in June 1995, thus eliminating expenses of chartering-in this ship; (iv) the PLATTE went into lay up in June 1996, thus significantly reducing its expenses compared to 1995 (the vessel was sold in December 1996); and (v) results of operations of Petrolink improved in 1996.

     The OMI COLUMBIA operated on a long-term charter which began in late spring of 1996, after legislation to eliminate restrictions on the export of Alaskan North Slope ("ANS") crude oil was enacted. Such export became legal in May 1996, provided that exports are carried on U.S. flag vessels. Prior to this charter, the OMI COLUMBIA was in lay up for a significant amount of time from 1993 to 1995.

     Four Operating-Differential Subsidy ("ODS") contracts with the Marine Subsidy Board of the U.S. Department of Transportation were held by the Company which provided subsidy for a portion of the difference in the costs of operating a U.S. flag vessel versus a foreign flag vessel in foreign trades. The Company received subsidy payments of $4.4 million in 1996 and $9.2 million in 1995. Two of the Company's vessels, the RANGER and the ROVER, were eligible to receive subsidy throughout 1995 and into 1996. The subsidy contract for the RANGER expired in July 1996, after which the vessel was put into lay up and subsequently sold in late 1996. The ROVER collected subsidy until its contract expired in January 1997.

     The PATRIOT and the COURIER, two product carriers which also held ODS contracts, began time charters in April 1995 to MSC and were no longer eligible for subsidy after that date. Prior to the commencement of the charters with MSC, these vessels were in drydock undergoing upgrades including the conversion of cargo tanks into segregated ballast tanks. One vessel was redelivered to OMI by MSC in February 1997 and the other was redelivered in April 1997.

     Foreign net voyage revenues were $39.4 million in 1996, an increase of $12.9 million, or 48.7 percent over 1995. These results are primarily due to more favorable freight rates and conditions in the crude oil market and a stable product tanker market. At December 31, 1996, the Company's wholly-owned foreign fleet consisted of seven crude oil tankers, 12 product carriers and one LPG carrier which was sold in March 1997.

     In 1996, net voyage revenues earned by the crude oil tanker fleet increased by approximately $10.9 million. The higher revenues were due to a combination of better freight rates and fewer offhire days in 1996 compared to 1995. During 1996, one vessel was in drydock for 75 days, as compared to 1995 when four vessels were in drydock for a total of 220 days. In addition, vessel and voyage expenses decreased $6.2 million because of the sale of the PROMISE in June of 1996.

OTHER INCOME

     During the year ended December 31, 1996, other income increased $1.0 million or 13.7 percent to $8.3 million from $7.3 million for the year ended 1995. The increases in 1996 were primarily from fees received from the U.S. Government for the management of ten vessels over the entire year in 1996 compared to management of ten vessels for the Ready Reserve Fleet for one quarter and six vessels for three quarters in 1995. Increases were offset in part by decreases in management fees from two joint ventures, one of which was managed by OMI's joint venture partner and the other one was managed by a contracted technical manager.

OTHER OPERATING EXPENSES

     For the year ended December 31, 1996, these expenses decreased an aggregate of $3.2 million or 6.3 percent. Depreciation expense declined by $4.3 million as a result of the writedown of the carrying value of two vessels in December 1995 to recognize impairment losses and the sale of vessels offset partly by the purchase of two vessels. General and administrative expenses increased by five percent primarily due to increases in marketing expense, property taxes and salary and benefit expense attributable to Petrolink.

PROVISION FOR LOSSES

     OMI periodically reviews the book value of its vessels and its ability to recover the remaining book value of the vessels using estimated undiscounted forecasted future cash flows over the remaining life of each vessel. During its 1995 review, the Company determined that the carrying value of two of its domestic product carriers operating in the foreign spot market exceeded their forecasted estimated undiscounted future net cash flows from operations. Impairment losses of $8.7 million measured by the excess of the vessels' carrying values over their estimated fair values, based on appraised values from a ship broker, were recognized as a separate component of operating expenses in the Consolidated Statements of Operations.

     In anticipation of the sale of the OMI HUDSON to Hvide, OMI entered into an agreement with the owner/lessor of the OMI HUDSON to terminate the lease and purchase the vessel. In February 1996, OMI paid cash of $22.0 million and issued a $3.0 million, seven percent convertible note to terminate the lease. The net loss on the termination of the lease of $6.7 million was reported as a separate item on the Company's 1995 Consolidated Statements of Operations.

OTHER INCOME (EXPENSE)

     The net decrease of $4.1 million or 23 percent in net other expense for the year ended December 31, 1996 compared to the same period in 1995 was primarily due to the increase in gain on disposal of assets. The Company recognized a $9.6 million net gain from the sale of vessels including a $9.7 million gain from the sale of three workboats owned by Petrolink. In 1995, 2,503,389 shares of Noble Drilling Corporation stock were sold for a gain of $7.8 million which was offset by the losses from the sale of two foreign vessels of $3.3 million. Minority interest in income (loss) of subsidiary increased by $1.5 million primarily due to the gain on the sale of the workboats.

BENEFIT (PROVISION) FOR INCOME TAXES.

  The income tax provision of $2.3 million and benefit of $19.0 million for the years ended December 31, 1996 and 1995, respectively, varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon and White Sea as management considers such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operation of joint ventures of $2.5 million decreased $3.0 million for the year ended December 31, 1996 from $5.5 million for 1995. The net decreases were primarily attributable to four joint ventures. One 49.9 percent joint venture, Geraldton Navigation Company Inc. had a gain in the first half of 1995 from the sale of a vessel. OMI's portion of this 1995 gain was approximately $1.0 million. The SETTEBELLO, owned by Amazon, was offhire due to drydocking an aggregate of 87 days and also incurred expenses when the vessel was upgraded in 1996. In 1996 income earned by Mosaic was $3.7 million less than that earned in 1995 as the joint venture had two ships in 1996 as compared with four in 1995. In addition, Mosaic was affected by weak conditions in the dry bulk market.

     In accordance with the Company's plan to decrease its participation in joint ventures, on December 30, 1996, the interest in Wilomi owned by an affiliate of Anders Wilhelmsen & Co. of Oslo, Norway ("Wilhelmsen") was reacquired by the venture for net assets with a book value of $46.4 million consisting of a vessel, a vessel under construction, cash and other assets, net of long-term debt of $27.3 million and certain other liabilities and Wilomi became a 100 percent owned subsidiary of OMI. The excess of the carrying value of net assets transferred to Wilhelmsen over the book value of its equity interest in the venture, in the amount of $17.3 million, was charged to capital surplus.

EXTRAORDINARY LOSS

     In 1996, the Company recorded an extraordinary loss of $2.8 million (net of a tax benefit of $1.5 million), or $0.09 per share, in connection with the repurchase of $130 million aggregate principal amount of its Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Cash and cash equivalents of $32.5 million at December 31, 1997 decreased $15.3 million from cash and cash equivalents of $47.8 million at December 31, 1996. The Company's working capital of $19.8 million decreased $27.4 million from working capital of $47.2 million at December 31, 1996. Current assets decreased $42.2 million primarily due to the decrease in cash and cash equivalents (explained below) and a decrease of $34.4 million in vessels held for sale (two vessels were held for sale at December 31, 1996). Current liabilities decreased $14.7 million primarily due to the decrease of $18.3 million of current maturities of long-term debt which was refinanced (See Financing Facilities).

     Net cash provided by operating activities increased $14.0 million to $8.3 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase was primarily attributable to the payment of OMI HUDSON lease termination cost of $25 million ($22 million cash paid) in February 1996.

     Cash used by financing activities was $73.0 million in 1997 compared to $11.0 million for the year ended 1996. Payments on long-term debt of $188.3 million were made in 1997. Of this amount, $158.0 million was used to prepay debt, ($56.9 million related to prepayments from the sale of vessels, $91.1 million was refinanced and $10.0 million prepaid on the 1997 new credit facility-see Financing Facilities) and $30.3 million was used for scheduled debt repayments. Proceeds received from refinanced debt and new debt, including debt for the purchase of a vessel in April 1997, was $109.1 million (an additional $5.0 million was drawn down and repaid in the fourth quarter).

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash provided by investing activities was $49.3 million in 1997 compared to $32.0 million in the year ended December 31, 1996. Net proceeds of $79 million were received in the first half of 1997 from the sale of two vessels. Of these proceeds, $40 million in cash and a $9 million interest bearing note receivable was received from the sale of the OMI COLUMBIA and $39.1 million was received for the ALTA. Proceeds of $11 million were received from the sale of the LPG carrier in March 1997 were used to pay a portion of the purchase price of the SEVERN for $18.7 million in April. OMI also paid $43.1 million in scheduled construction in progress payments on four of its new building vessels and approximately $5.1 million in capital expenditures for improvements on various vessels.

FINANCING FACILITIES

     In March 1997, OMI signed a revolving credit/term loan agreement providing for a credit facility in the amount of $133.0 million not to exceed 70 percent of the fair market value of the vessels securing the loan. The Company had an outstanding balance of $99.1 million under this credit facility at December 31, 1997 which was secured by mortgages on eleven vessels with a book value aggregating $181.1 million. The notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement which expires in March 2002, provides for nine semi-annual reductions in the credit facility; the first five are $5.5 million the next four are $8.9 million and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required, however, the current maturities of long-term debt at December 31, 1997 include two reductions aggregating $11.0 million as the Company intends to make such payments in 1998. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sale proceeds; however, the Company is permitted to substitute another vessel as collateral. The credit facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. At December 31, 1997, the Company was in compliance with all financial covenants. Dividends paid in any year are limited to 50 percent of net income in that year.

     During October 1997, the Company signed agreements with lenders for two new revolving credit facilities in the amounts of $50.0 million and $75.0 million. These revolving credit facilities are to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. Amounts drawn on the revolving credit facilities are to be repaid no later than six months after drawdown. The revolving credit facilities will bear interest at LIBOR plus a margin ranging from 55 to 80 basis points which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. The new revolving credit facilities contain the same financial covenants as the facilities described above.

     At December 31, 1997, vessels with a net book value of $253.1 million (including the $181.l million mentioned above) had been pledged as collateral on long-term debt issues.

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

COMMITMENTS

     OMI acts as a co-guarantor for a portion of the debt incurred by joint ventures with affiliates of its joint venture partners. The portion of debt guaranteed by the partners was approximately $17.5 million at December 31, 1997, with OMI's share of such guarantees being approximately $8.7 million.

     On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45.5 million. The vessel will be delivered to its new owners in August 1998.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. In 1997, OMI and its partners advanced $.8 million in the form of non-interest bearing loans to cover operating expenses of a newly formed venture, OMI's portion of the loan was $.4 million. At December 31, 1997, no other such deficiencies have been funded.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000

     The "Year 2000 issue" arises from the fact that many computer hardware and software systems use only two digits to represent the year. As a result, these systems may not calculate dates beyond 1999, which may result in system failures. The Company has taken steps to ensure that its systems will be year 2000 compliant. The Company has been in the process over the last year in upgrading its hardware and software systems for business reasons other than Year 2000 compliance. The Company does not believe it will incur any additional costs as its new systems are Year 2000 compliant. Therefore, the Company believes, after conversion to the new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the Year 2000 readiness of the Company's customers, suppliers and business partners may vary, and the impact of the readiness of these parties on the Company's operations is not known at this time.

ITEM 8: FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                                  OMI CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1997         1996        1995
                                                          ---------    ---------    ---------
REVENUES:
  Voyage revenues (Notes 1, 5) ........................   $ 224,413    $ 225,578    $ 232,589
  Other income (Note 5) ...............................       7,241        8,305        7,291
                                                          ---------    ---------    ---------
    Total revenues ....................................     231,654      233,883      239,880
                                                          ---------    ---------    ---------
OPERATING EXPENSES:
  Vessel and voyage (Notes 1, 3) ......................     121,498      129,204      171,730
  Operating leases (Note 13) ..........................      52,865       38,055       41,233
  Depreciation and amortization .......................      28,944       30,448       34,734
  Provision for losses (Note 14):
    Impaired value of vessels .........................        --           --          8,707
    Lease obligation ..................................        --           --          6,687
  General and administrative ..........................      23,998       16,438       15,303
                                                          ---------    ---------    ---------
Total operating expenses ..............................     227,305      214,145      278,394
                                                          ---------    ---------    ---------
OPERATING  INCOME (LOSS) ..............................       4,349       19,738      (38,514)
                                                          ---------    ---------    ---------
OTHER INCOME (EXPENSE)
  Gain on disposal of assets-net (Note 15) ............         870       11,153        5,480
  Interest expense ....................................     (12,249)     (26,462)     (26,708)
  Interest income .....................................       3,257        2,810        2,076
  Minority interest in (income)  loss of subsidiary ...        (114)      (1,261)         229
  Other-net ...........................................        --           --          1,040
                                                          ---------    ---------    ---------
    Net other expense .................................      (8,236)     (13,760)     (17,883)
                                                          ---------    ---------    ---------
(Loss) income before income taxes, equity in operations
  of joint ventures, extraordinary loss and cumulative
  effect of change in accounting principle ............      (3,887)       5,978      (56,397)
Benefit (provision) for income taxes (Note 8) .........         180       (2,271)      18,973
                                                          ---------    ---------    ---------
(Loss) income before equity in operations of joint
  ventures, extraordinary loss and cumulative effect
  of change in accounting principle ...................      (3,707)       3,707      (37,424)
Equity in operations of joint ventures (Note 5) .......         737        2,482        5,528
                                                          ---------    ---------    ---------
(Loss) income before extraordinary loss and cumulative
  effect of change in accounting principle ............      (2,970)       6,189      (31,896)
Extraordinary loss, net of income tax benefit
  of $1,493 (Note 6) ..................................        --         (2,772)        --
Cumulative effect of change in accounting
  principle-net of income tax provision
  of $7,429 (Note 3) ..................................      13,797         --           --
                                                          ---------    ---------    ---------
NET  INCOME (LOSS) ....................................   $  10,827    $   3,417    $ (31,896)
                                                          =========    =========    =========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
(Loss) income before extraordinary loss and
  cumulative effect of change in accounting principle .   $   (0.07)   $   0 .19    $  (1.04)

Net income (loss) (Notes 1, 3, 4 and 10) ..............   $    0.25    $   0 .10    $  (1.04)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
(Loss) income before extraordinary loss and
  cumulative  effect of change in accounting principle    $   (0.07)   $    0.18    $  (1.04)

Net income (loss) (Notes 1, 3, 4 and 10) ..............   $    0.25    $    0.10    $  (1.04)



                       See notes to consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
CURRENT ASSETS:
Cash, including cash equivalents of:
  1997-$25,900; 1996-$36,132 (Notes 1, 7) ................   $ 32,489   $ 47,877
Advances to masters ......................................        549      1,422
Receivables:
  Traffic ................................................     11,527     11,715
  Other ..................................................      8,105     12,234
Prepaid drydock expense (Note 3) .........................      2,309       --
Other prepaid expenses and current assets ................     16,423      5,918
Vessels held for sale (Notes 13 and 15) ..................       --       34,399
                                                             --------   --------
  Total current assets ...................................     71,402    113,565
                                                             --------   --------
CAPITAL CONSTRUCTION FUND (NOTES 1, 7) ...................     10,969     10,283
VESSELS  AND OTHER PROPERTY (NOTE 1):
Vessels (Notes 6, 15) ....................................    510,312    518,956
Construction in progress  (Notes 1, 17) ..................     56,032     10,754
Other property ...........................................      8,397      8,505
                                                             --------   --------
Total vessels and other property .........................    574,741    538,215
Less accumulated depreciation ............................    204,516    186,152
                                                             --------   --------
Vessels and other property-net ...........................    370,225    352,063
                                                             --------   --------
INVESTMENTS IN, AND ADVANCES TO JOINT VENTURES (NOTE 5) ..     28,155     59,322

NOTE RECEIVABLE (NOTE 13) ................................      9,000       --

PREPAID  DRYDOCK EXPENSE (NOTE 3) ........................      6,205       --

OTHER ASSETS AND DEFERRED CHARGES ........................     22,631     17,049
                                                             --------   --------
TOTAL ....................................................   $518,587   $552,282
                                                             ========   ========

                 See notes to consolidated financial statements.

                                     OMI CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARES)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ---------    ---------
CURRENT LIABILITIES:
 Accounts payable .......................................................   $   6,314    $   6,278
 Accrued liabilities:
   Voyage and vessel (Note 3) ...........................................      10,979       17,555
   Interest .............................................................       1,528        4,150
   Other ................................................................      10,424        3,443
 Deferred gain on sale of vessel (Note 13) ..............................       5,809          --
 Current portion of long-term debt (Notes 6, 7) .........................      16,575       34,892
                                                                            ---------    ---------
   Total current liabilities ............................................      51,629       66,318
                                                                            ---------    ---------
ADVANCE TIME CHARTER REVENUES AND OTHER LIABILITIES (Note 3) ............       3,114        8,685
LONG-TERM DEBT (Notes 6, 7) .............................................     146,341      202,256
DEFERRED GAIN ON SALE OF VESSELS (Note 13) ..............................      30,299          --
DEFERRED INCOME TAXES (Note 8) ..........................................      64,264       63,808
MINORITY INTEREST IN SUBSIDIARY (Note 18)................................       1,917        3,637
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
 Common stock, $0.50 par value; 80,000,000 shares authorized;
  shares issued and outstanding: 1997--43,066,679; 1996--42,691,580
  (Notes 10, 12) ........................................................      21,533       21,346
 Capital surplus (Notes 5, 12) ..........................................     186,726      184,251
 Retained earnings (deficit) (Note 6) ...................................       8,979       (1,848)
 Cumulative translation adjustment ......................................       4,912        4,912
 Unearned compensation-restricted stock (Note 10) .......................      (1,105)      (1,039)
 Unrealized loss on securities-net of deferred income
  taxes of 1997--$11; 1996--$23  (Notes 1, 7) ...........................         (22)         (44)
                                                                            ---------    ---------
   Total stockholders' equity ...........................................     221,023      207,578
                                                                            ---------    ---------
TOTAL ...................................................................   $ 518,587    $ 552,282
                                                                            =========    =========

                          See notes to consolidated financial statements.

                                          OMI CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                           1997         1996         1995
                                                                         ---------    ---------    --------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net  income (loss) .................................................   $  10,827    $   3,417    $(31,896)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Cumulative effect of change in accounting principle,
    net of income tax provision ......................................     (13,797)        --          --
  Extraordinary loss--net of income tax benefit ......................        --          2,772        --
  (Decrease) increase in deferred income taxes .......................      (6,984)       2,258     (13,322)
  Depreciation and amortization ......................................      28,944       30,448      34,734
  Amortization of unearned compensation ..............................         372          365         943
  Gain on disposal of assets--net ....................................        (870)     (11,153)     (5,480)
  Amortization of deferred gains on sale of vessels ..................      (4,377)        --          --
  Provision for losses on vessels/lease obligation ...................        --           --        15,394
  Other--net .........................................................        --           --        (1,040)
  Equity in operations of joint ventures over
    dividends received ...............................................          (2)      (2,114)     (4,989)
Changes in assets and liabilities:
  (Increase) decrease in receivables and other current assets ........      (5,748)       4,868         191
  Increase (decrease) in accounts payable and accrued liabilities ....       2,777      (30,436)       (274)
  Advances (from) to joint ventures--net .............................        (150)      (7,359)      2,578
  (Increase) decrease in other assets and deferred charges ...........      (1,624)        (416)      4,055
  (Decrease) increase in advance time charter revenues
     and other liabilities ...........................................      (1,311)       1,223      (6,216)
  Other assets and liabilities--net ..................................         222          406         721
                                                                         ---------    ---------    --------
    Net cash provided (used) by operating activities .................       8,279       (5,721)     (4,601)
                                                                         ---------    ---------    --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from disposition of vessels and other property ............      78,972       76,808       8,559
  Additions to vessels and other property ............................     (58,470)     (50,770)    (38,140)
  Proceeds from sale of securities ...................................        --          1,080      15,076
  Withdrawals from Capital Construction Fund .........................        --           --         5,200
  Proceeds and interest received and reinvested in Capital
    Construction Fund ................................................        (661)        (717)       (654)
  Cash acquired in retirement of partner's equity interest
   in joint venture ..................................................      32,301        4,813        --
  Payments for the retirement of minority stockholder's interests ....      (2,456)        --          --
  Other ..............................................................        (343)         775        --
                                                                         ---------    ---------    --------
    Net cash provided (used) by investing activities .................      49,343       31,989      (9,959)
                                                                         ---------    ---------    --------
CASH FLOWS  (USED) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ...........................     114,090      173,923      44,600
  Payments on long-term debt .........................................    (188,322)    (259,556)    (30,543)
  Payments for debt issue costs ......................................        (774)      (1,853)       --
  Proceeds from issuance of common stock .............................       1,996       76,526       1,275
                                                                         ---------    ---------    --------
    Net cash (used) provided by financing activities .................     (73,010)     (10,960)     15,332
                                                                         ---------    ---------    --------
NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................     (15,388)      15,308         772
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................      47,877       32,569      31,797
                                                                         ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................   $  32,489    $  47,877    $ 32,569
                                                                         =========    =========    ========

                               See notes to consolidated financial statements.


                                                     OMI CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                                           (IN THOUSANDS)

                                                                               UNEARNED UNEARNED  UNREALIZED
                                                                                COMPEN-  COMPEN-    GAIN                    TOTAL
                              COMMON STOCK                RETAINED  CUMULATIVE  SATION   SATION   (LOSS) ON                 STOCK-
                             ----------------   CAPITAL   EARNINGS  TRANSLATION  FROM  RESTRICTED SECURITIES-  TREASURY    HOLDERS'
                             SHARES   AMOUNT    SURPLUS  (DEFICIT)  ADJUSTMENT   ESOP    STOCK       NET        STOCK      EQUITY
                             ------   -------   -------- ---------  ----------- ------ ---------- -----------  ---------  ---------
Balance at January 1, 1995 . 30,672   $15,336   $129,919  $26,631     $4,912    $(663)  $  (941)    $5,684      $(982)    $179,896
Net loss ...................                              (31,896)                                                         (31,896)
Issuance of restricted
  stock awards .............    110        55        688                                   (743)                                --
Exercise of stock options ..    259       130      1,145                                                                     1,275
Amortization of unearned
  compensation .............                                                      663       280                                943
Net change in valuation
  account ..................                                                                         1,139                   1,139
Sale of securities .........                                                                        (6,794)                 (6,794)
Sale of treasury stock .....                        (130)                                                         982          852
                             ------   -------   --------  -------   --------   ------   -------    -------      -----     --------
Balance at December
  31, 1995 ................. 31,041    15,521    131,622   (5,265)     4,912       --    (1,404)        29         --      145,415
Net income .................                                3,417                                                            3,417
Shares issued in common
  stock offering ........... 11,500     5,750     69,982                                                                    75,732
Retirement of partner's
  equity interest in
  joint venture ............                     (18,072)                                                                  (18,072)
Exercise of stock options
  and stock appreciation
  rights ...................    150        75        719                                                                       794
Amortization of unearned
  compensation .............                                                                365                                365
Net change in valuation
  account ..................                                                                           (73)                    (73)
                             ------   -------   --------  -------   --------   ------   -------    -------      -----     --------
Balance at December
  31, 1996 ................. 42,691    21,346    184,251   (1,848)     4,912       --    (1,039)       (44)        --      207,578
Net income .................                               10,827                                                           10,827
Retirement of partner's
  equity interest in
  joint venture ............                         777                                                                       777
Retirement of minority
  stockholder's equity
  interest in subsidiary ...                        (549)                                                                     (549)
Exercise of stock
  options ..................    325       162      1,834                                                                     1,996
Issuance of restricted
  stock awards .............     50        25        413                                   (438)                                --
Amortization of unearned
  compensation .............                                                                372                                372
Net change in
  valuation account ........                                                                            22                      22
                             ------   -------   --------  -------   --------   ------   -------    -------      -----     --------
Balance at December
  31, 1997 ................. 43,066   $21,533   $186,726  $ 8,979   $  4,912   $   --   $(1,105)   $   (22)     $  --     $221,023
                             ======   =======   ========  =======   ========   ======   =======    =======      =====     ========


                                           See notes to consolidated financial statements.


                           OMI CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS--OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tons ("dwt"), publicly traded bulk shipping companies headquartered in the United States. OMI provides seaborne transportation services for crude oil, petroleum products and, to a much lesser extent, through joint ventures, dry bulk cargoes (primarily iron, ore, coal and grain). The Company operates in both international and U.S. shipping markets.

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

     OPERATING REVENUES AND EXPENSES--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage revenues earned and voyage costs incurred to date as compared to estimated totals. Estimated losses on voyages are provided for in full at the time such losses become evident.

     Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method, expenses are capitalized and amortized over the survey cycle, which is generally a two to three year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates. (See Note 3).

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

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. In the event that facts and circumstances indicate that the carrying value of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required (see Note 14).

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized was $2,207,000 in 1997 and $71,000 in 1996. No interest was capitalized in 1995.

     Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated useful lives of the improvements as appropriate.

     GOODWILL--Goodwill, included in Other Assets and Deferred Charges, recognized in business combinations accounted for as purchases, of $17,868,000 before accumulated amortization of $5,525,000 and $4,662,000 at December 31, 1997 and 1996, respectively, is being amortized over 25 years. The carrying value of goodwill is reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period in order to ensure that the carrying value of goodwill has not been impaired.

     EARNINGS (LOSS) PER COMMON SHARE--In 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which the Company adopted for both interim and annual reports. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     FEDERAL INCOME TAXES--OMI files a consolidated Federal income tax return which includes all its domestic subsidiary companies. Deferred income taxes are determined on the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" (see Note 8).

     CASH FLOWS--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1997, 1996 and 1995 interest paid totaled approximately $16,423,000, $23,791,000 and $24,688,000 respectively. Income taxes of $12,208,000 were paid in 1997. There were no income taxes paid during 1996 or 1995.

     RECLASSIFICATIONS--Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

     STOCK BASED COMPENSATION--Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) companies to record estimated fair values for stock-based employee

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and has disclosed the required pro forma effect on net income (loss) and net income (loss) per share (see Note 10).

     NEWLY ISSUED ACCOUNTING STANDARDS--In 1997 Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" was issued. The Company is required to adopt SFAS 130 for fiscal 1998.

     Also in 1997 Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 requires public enterprises to disclose information relating to segments of their operations using a management approach. The Company has elected early adoption of this accounting standard and the required information is presented in Note 16.

NOTE 2--RESTRUCTURING

     OMI has agreed to acquire Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in U.S. marine and transportation services, principally to the energy and chemical industries, for approximately $5,000,000 payable in common stock of the Company as constituted prior to the transaction defined in the following paragraph plus a number of additional shares sufficient to give the owners of MTL approximately an additional 30 percent of the shares of the Company as constituted following that transaction, (subject to certain adjustments described in the agreement between OMI and MTL).

     In connection with the acquisition of MTL, OMI plans to spin off, as a tax free distribution to shareholders, the entity owning and operating its foreign assets and operations ("New OMI"). New OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("New MTL") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and the spin off, holders of OMI shares prior to the transaction will own approximately 69 percent of the outstanding shares of New MTL, as well as substantially all outstanding shares of New OMI. Former MTL shareholders will hold approximately 31 percent of the outstanding shares of New MTL.

     The transaction is subject to a number of conditions, any of which may be waived by OMI, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service and OMI shareholder approval. OMI filed a request for a private letter ruling in September 1997 and the transaction is expected to close in May or June 1998 after the ruling is received and the shareholders approve the acquisition of MTL.

     DIVIDENDS--Any determination to pay dividends in the future by New OMI and New MTL will be at the discretion of the respective boards of directors of these companies and will be dependent upon their results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the boards of directors.

     Currently, the payment of dividends by OMI is restricted by the credit agreements which will be assumed by New OMI after the spin off.

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 2--RESTRUCTURING (CONTINUED)

     EMPLOYEE BENEFITS--Immediately prior to the acquisition of MTL and the spin off of New OMI, OMI Corp. will transfer to New OMI the employment of all employees. OMI Corp. currently has a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements (see Note
9). The Plan will be amended prior to the spin off to terminate the sponsorship by OMI and substitute New OMI as Plan sponsor effective as of the spin off.

NOTE 3--ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

     Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13,797,000 (net of income tax provision of $7,429,000), or $0.32 per share.

     The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $11,318,000, decrease total liabilities by $2,479,000 and increase total stockholders' equity by $13,797,000.

     The years ended December 31, 1996 and 1995, respectively, were previously presented using the accrual method of accounting. Pro forma amounts for these periods assuming the prepaid method had been retroactively applied are summarized as follows:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Income (loss) before extraordinary loss ...............   $    224     $(30,307)
                                                          ========     ========
Net loss ..............................................   $ (2,548)    $(30,307)
                                                          ========     ========
Basic and diluted earnings (loss) per common share:

Income (loss) before extraordinary loss ...............   $   0.01     $  (0.99)
                                                          ========     ========

Net loss ..............................................   $  (0.08)    $  (0.99)
                                                          ========     ========

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 4--EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004 (See Note 6).

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1997       1996       1995
                                                           --------   --------   --------
Basic earnings per share:
  Weighted average common shares outstanding ..........     42,914     33,440     30,745
                                                           =======    =======    =======
Diluted earnings per share:
  Weighted average common shares outstanding ..........     42,914     33,440     30,745
  Options .............................................         --        454         --
                                                           -------    -------    -------
Weighted average common shares-diluted ................     42,914     33,894     30,745
                                                           =======    =======    =======
Basic earnings (loss) per common share:
  Net (loss) income before extraordinary loss and
    cumulative effect of change in accounting
    principle .........................................    $ (0.07)   $  0.19    $ (1.04)
Extraordinary loss, net of income tax  benefit ........         --      (0.09)        --
Cumulative effect of change in accounting
  principle, net of income tax provision ..............       0.32         --         --
                                                           -------     ------    -------
Net income (loss) per common share ....................    $  0.25    $  0.10    $ (1.04)
                                                           =======    =======    =======
Diluted earnings (loss) per common share:
  Net income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle .........................................    $ (0.07)   $  0.18    $ (1.04)
  Extraordinary loss, net of income tax benefit .......         --      (0.08)        --
  Cumulative effect of change in accounting
    principle, net of income tax provision ............       0.32         --         --
                                                           -------    -------    -------
Net income (loss) per common share ....................    $  0.25    $  0.10    $ (1.04)
                                                           =======    =======    =======

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share because the effect was antidilutive. Options were not included in the computation except in 1996 since their effect was also antidilutive.

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 5--INVESTMENTS IN JOINT VENTURES

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                                   PERCENT OF
                                                                   OWNERSHIP
                                                                   ----------
Amazon Transport, Inc. ("Amazon") ...............................    49.0
Ecomarine USA ...................................................    49.0(1)
Gainwell Investments Ltd. .......................................    25.0
Geraldton Navigation Company Inc. ("Geraldton") .................    49.9
Grandteam Ship Management Ltd. ..................................    50.0(2)
Kanejoy Corporation ("Kanejoy") .................................    49.9
Mosaic Alliance Corporation ("Mosaic") ..........................    49.9(3)
Ocean Specialty Tankers Corp. ("OSTC") ..........................    50.0(4)
OMI-Heidmar Shipping Ltd. .......................................    50.0
Vanomi Management, Inc. .........................................    50.0(2)
White Sea Holdings Ltd. ("White Sea") ...........................    49.0
Wilomi, Inc. ("Wilomi") .........................................    49.0(5)

(1)  Joint venture interest was sold in December 1995.

(2) The Company transferred its joint venture interest to the other joint venturer on January 9, 1997.

(3)  Partner's interest was acquired on December 10, 1997.

(4)  Joint venture interest was sold August 14, 1996.

(5)  Partner's interest retired on December 30, 1996.


     On December 30, 1996, the interest in Wilomi owned by an affiliate of Anders Wilhelmsen & Co. of Oslo, Norway ("Wilhelmsen") was reacquired by the venture for net assets with a book value of $46,449,000 consisting of one vessel, a vessel under construction, cash and other assets, net of long-term debt of $27,340,000 and certain other liabilities, and Wilomi became a 100 percent owned subsidiary of OMI. The excess of the carrying value of net assets transferred to Wilhelmsen over the book value of its equity interest in the venture of $17,295,000 was charged to capital surplus.

     In September 1997, Mosaic sold a vessel to one of its joint venture partners (the majority shareholder) at a loss, of which OMI's proportionate share was $5,244,000. On December 10, 1997, Mosaic acquired that shareholder's interest in the venture for cash of $32,332,000 and 50.1 percent of the stock in its subsidiary Kanejoy, with a book value of $3,501,535, and Mosaic became a 100 percent owned subsidiary of OMI.

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
Results of operations:

Revenues .....................................  $ 41,804    $ 94,938    $123,256
Operating income .............................    10,762      13,446      23,488
(Loss) gain on disposal of assets-net ........    (8,765)       (254)      1,791
Cumulative effect of change in accounting
  principle ..................................     1,196          --          --
Net income ...................................     2,502       6,187      15,587

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 5--INVESTMENTS IN JOINT VENTURES (CONTINUED)

                                                        DECEMBER 31,
                                                   ----------------------
                                                     1997          1966
                                                   --------      --------
Net Assets:
  Current assets ...............................   $ 21,757      $ 35,916
  Vessels and other property-net ...............     75,382       129,235
  Other assets .................................      3,091         3,329
                                                   --------      --------
Total assets ...................................    100,230       168,480
                                                   --------      --------
Less:
  Current liabilities ..........................      9,184        11,765
  Long-term debt ...............................     37,159        39,213
  Other liabilities ............................        191           227
                                                   --------      --------
Total liabilities ..............................     46,534        51,205
                                                   --------      --------
Shareholders' and partners' equity .............   $ 53,696      $117,275
                                                   ========      ========


     During 1995, and until August 14, 1996, OMI chartered three vessels to OSTC for $26,099,000 and $15,814,000, respectively. These amounts are included in revenues of OMI as the operations of OSTC were not consolidated (See Note 15).

     During 1997, 1996 and 1995 OMI received dividends from White Sea of $735,000, $368,000 and $539,000, respectively.

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

NOTE 6--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:


                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
10.25% unsecured Senior Notes due 2003(1) .........................  $  6,827      $  6,827
Mortgage notes and loans under bank credit
  agreements secured by vessels:
    Mortgage notes at variable rates above the London
    Interbank Offering Rate ("LIBOR") in varying
      installments to 2004(2) .....................................    53,999        90,171
Credit Agreement at LIBOR plus 1.75 percent due January 1998 (3) ..       --         92,150
Loans under bank credit agreements at variable rates
  above LIBOR(2) ..................................................    99,090        45,000
7% convertible note due 2004 ......................................     3,000         3,000
                                                                     --------      --------
Total .............................................................   162,916       237,148
Less current portion of long-term debt ............................    16,575        34,892
                                                                     --------      --------
Long-term debt ....................................................  $146,341      $202,256
                                                                     ========      ========

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 6--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

(1) On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes (see below).

(2) Rates at December 31, 1997 and 1996 ranged from 6.45 percent to 7.2123 percent and 6.25 percent to 7.125 percent, respectively.

(3)  Rates at December 31, 1996 were 7.4365 percent and 7.6875 percent.

     Aggregate maturities during the next five years from December 31, 1997 are $16,575,000, $5,898,000, $6,250,000, $6,646,000 and $9,029,000.

     In January 1996, the Company repurchased $14,050,000 of its outstanding Notes. On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes. Of the $136,950,000 outstanding aggregate amount of its Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss of $2,772,000 (net of an income tax benefit of $1,493,000) or $.09 per share was recorded for the early extinguishment of debt. The purchase of the Notes in connection with the cash tender offer was financed by a new credit agreement described below.

     In July 1996, to fund the purchase of its Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, the Company signed a $167,750,000 credit agreement with two foreign banks as co-arrangers. This agreement, which was renegotiated in March 1997, had a balance of $92,150,000 at December 31, 1996.

     In March 1997, OMI signed a revolving credit/term loan agreement providing for a credit facility in the amount of $133,000,000 not to exceed 70 percent of the fair market value of the vessels securing the loan. The Company had an outstanding balance of $99,090,000 under this credit facility at December 31, 1997 which was secured by mortgages on eleven vessels with a book value aggregating $181,098,000. The notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement which expires in March 2002 provides for nine semi-annual reductions in the credit facility; the first five are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. However, the amounts classified as current maturities of long-term debt at December 31, 1997 include two reductions aggregating $11,000,000 as the Company intends to make such payments. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sale proceeds; however, the Company is permitted to substitute another vessel as collateral. The credit facility contains financial covenants with respect to required levels of cash, interest rate coverage, net worth and ratio of funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

     During October 1997, the Company signed agreements with lenders for two new revolving credit facilities in the amounts of $50,000,000 and $75,000,000. These revolving credit facilities are to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. Amounts drawn on the revolving credit facilities are to be repaid no later than six months after drawdown. The revolving credit facilities will bear interest at LIBOR plus a margin ranging from 55-80 basis points which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. The new revolving credit facilities contain the same financial covenants as the facilities described above.

     At December 31, 1997, vessels with a net book value of $253,103,000 (including the $181,098,000 mentioned above) have been pledged as collateral on long-term debt issues.

     Certain of the loan agreements of the Company's subsidiaries contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 6--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

     OMI has entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had outstanding three interest rate swap agreements with commercial banks at December 31, 1997 and 1996. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 6.91 percent to 8.475 percent. The differential to be paid or received is recognized as an adjustment to interest expense over the lives of the agreements. The swap agreements have various maturity dates from February 1998 to June 1999. The changes in the notional principal amounts are as follows:

                                                            DECEMBER 31,
                                                       ---------------------
                                                         1997         1996
                                                       -------       -------
Notional principal amount, beginning of year .......   $52,700       $32,700
Maturity/termination of swaps ......................   (20,000)           --
New swap agreements ................................        --        20,000(1)
                                                       -------       -------
Notional principal amount, end of year .............   $32,700       $52,700
                                                       =======       =======


(1) Swap acquired as part of the Wilomi transaction (see Note 4).

Interest expense pertaining to interest rate swaps for the years ended December 31, 1997, 1996 and 1995 was $765,000, $799,000 and $786,000, respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. However, OMI does not anticipate non-performance by the counter-parties. The Company has granted the counter-party to two swap agreements a second priority mortgage on one of its vessels as security.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                     DECEMBER 31,
                                      ------------------------------------------
                                              1997                  1996
                                      -------------------   --------------------
                                      CARRYING     FAIR     CARRYING      FAIR
                                       VALUE       VALUE     VALUE        VALUE
                                      --------   --------   --------    --------
Cash and cash equivalents ........... $ 32,489   $ 32,489   $ 47,877    $ 47,877
Capital Construction Fund ...........   10,969     10,969     10,283      10,283
Total debt ..........................  162,916    163,903    237,148     237,612
Unrecognized financial instruments:
  Interest rate swaps in a net
    payable position ................               1,058                  1,576


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

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Securities available-for-sale included in the Capital Construction Fund consist of the following components:


                                                                DECEMBER 31,
                                              -----------------------------------------------
                                                      1997                     1996
                                              ---------------------    ----------------------
                                              CARRYING   UNREALIZED    CARRYING    UNREALIZED
                                               VALUE        LOSS         VALUE        LOSS
                                              --------   ----------    --------    ----------
Capital Construction Fund:
  Cash equivalents........................... $   299                  $   146
  Preferred stocks...........................   3,070      $ (33)        3,037       $ (67)
  Time deposit...............................   7,600                    7,100
                                              -------      ------      -------       ------
Total........................................  10,969        (33)       10,283         (67)
Deferred income taxes........................                 11                        23
                                                           ------                    ------
Unrealized loss on securities--net...........              $ (22)                    $ (44)
                                                           ======                    ======


NOTE 8--INCOME TAXES

     A summary of the components of the benefit (provision) for income taxes on income excluding the cumulative effect of change in accounting principle and the extraordinary loss is as follows:


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1997        1976       1995
                                                            -------     -------     -------
Current (provision) benefit ............................    $(6,804)    $   (13)    $ 5,651
Deferred tax benefit ...................................      6,984      (2,258)     13,322
                                                            -------     -------     -------
Benefit (provision) for income taxes....................    $   180     $(2,271)    $18,973
                                                            =======     =======     =======


     The benefit (provision) for income taxes varies from the statutory rates due to the following:


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1997        1996       1995
                                                            -------     -------     -------
Benefit (provision)  at statutory rate....................  $ 1,103     $(2,961)    $17,804
Minority interest in (income) loss of subsidiary..........      (61)       (679)        123
Equity in (loss) earnings of joint ventures (other than
  Amazon/White Sea) net of dividends declared.............   (1,114)      1,148       1,876
Decrease (increase) in valuation allowance................       --         525        (525)
Other.....................................................      252        (304)       (305)
                                                            -------     -------     -------
Benefit (provision) for income taxes......................  $   180     $(2,271)    $18,973
                                                            =======     =======     =======

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 8--INCOME TAXES (CONTINUED)

     The components of deferred income taxes relate to the tax effects of temporary differences as follows:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Deferred tax liabilities:
 Difference between book and tax basis in assets ......   $50,843      $58,653
 Capital Construction Fund ............................     3,839        3,622
 Previously excluded foreign income ...................     8,105        8,105
 Prepaid drydock costs ................................     2,980           --
                                                          -------      -------
   Total deferred tax liabilities .....................    65,767       70,380
                                                          -------      -------
Deferred tax assets:
 Unrealized losses on investments .....................    (1,673)      (1,673)
 Reserve for drydocking ...............................        --       (3,101)
 Deferred foreign deficits ............................      (117)        (574)
 Difference between book and tax basis
  of investments in Amazon/White Sea ..................       488         (626)
 Other ................................................      (201)        (598)
                                                          -------      -------
   Total deferred tax assets ..........................    (1,503)      (6,572)
                                                          -------      -------
Deferred income taxes .................................   $64,264      $63,808
                                                          =======      =======

     The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than those of Amazon and White Sea because these earnings are considered by management to be invested in the business for an indefinite period. If the earnings were not considered indefinitely invested, approximately $6,502,000 of additional deferred tax liabilities would have been required at December 31, 1997.

     In connection with the restructuring described in Note 2, the Company estimates that the distribution of the net assets and operations of the foreign business to shareholders of OMI will result in Federal income taxes becoming currently payable by OMI of approximately $4,000,000 representing Federal income taxes on previously excluded foreign ("Subpart F") income and on the distribution of shares to non U.S. shareholders. As management believes that New OMI will not be subject to any additional income taxes, including taxes applicable to future operations of this foreign business as a Marshall Islands Corporation, the remaining balance of deferred income taxes applicable to such operations of approximately $33,000,000 of deferred income taxes applicable to such operations will be credited to income.

NOTE 9--EMPLOYEE STOCK OWNERSHIP PLAN, RETIREMENT AND DEFERRED COMPENSATION

     Under an Employee Stock Ownership Plan ("ESOP"), shares were allocated annually to eligible participants based on a percentage of their annual salaries up to the extent allowable by the Internal Revenue Code. Unearned Compensation from ESOP in the accompanying Consolidated Statements of Changes in Stockholders' Equity represents the cost of unallocated shares held by the ESOP trust. At December 31, 1995, all shares were allocated by the trust and, in 1996, the Company merged the ESOP and the existing 401(k) Plan.

     The Company has a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company then matching up to the first three

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 9--EMPLOYEE STOCK OWNERSHIP PLAN, RETIREMENT AND DEFERRED
        COMPENSATION (CONTINUED)

percent in 1996 and six percent in 1997. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. Company contributions were $528,000, $511,000 and $171,000 in 1997, 1996 and 1995, respectively. The Company elected to make a three percent discretionary contribution included in 1996 contributions aggregating $251,000.

     In addition, certain domestic subsidiaries make contributions to union sponsored multi-employer pension plans covering seagoing personnel. Contributions to these plans amounted to approximately $200,000, $531,000 and $751,000 for 1997, 1996, and 1995, respectively. If these subsidiaries were to withdraw from the plans or the plans were to terminate, the subsidiaries would be liable for a portion of any unfunded plan benefits that might exist. The Company does not believe that it has any withdrawal liability as of December 31, 1997.

NOTE 10--STOCK OPTION AND RESTRICTED STOCK PLANS

     The Company currently has five option plans; the 1995 Equity Incentive Plan ("1995 Plan"), the 1995 Stock Option Plan for Non-Employee Directors ("Directors' Plan"), the 1990 Equity Incentive Plan ("1990 Plan"), the 1984 Incentive Stock Option Plan and the 1986 Non-Qualified Stock Option Plan.

     In 1995, the shareholders approved the 1995 Plan. The total number of shares that may be optioned or awarded under the 1995 Plan is 1,000,000 shares of OMI common stock. No further options may be granted under the 1990 Plan; 432,000 shares are reserved with respect to options granted under this plan. The Company also has a 1986 Non-Qualified Stock Option Plan which provided for the granting of up to 500,000 shares. No options may be granted under this plan after April 3, 1996.

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

     In 1997, no options were awarded. During 1996 and 1995, the Company awarded options to acquire an aggregate of 10,000 shares and 591,000 shares, respectively. The options granted are non-qualified stock options and vest equally over a three year period from the date of grant. No SARs were issued in 1996 or 1995. In September 1997, in anticipation of the restructuring described in Note 2, the Board of Directors amended the 1995 plan to provide that all outstanding options were deemed vested. During 1997 and 1995 the Company awarded 50,000 and 110,000 restricted shares, respectively, all under the 1995 Plan. The restrictions on these shares awarded lapse equally over a five year period.

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

     Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Benefits to net income relating to SARs and/or options for the years ended

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 10--STOCK OPTION AND RESTRICTED STOCK PLANS (CONTINUED)

December 31, 1996 and 1995 were $43,000 and $17,000, respectively. There was no effect on net income in 1997.

     A summary of the changes in shares under option for all plans is as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                        NUMBER OF                       EXERCISE
                                         OPTIONS      OPTION PRICE        PRICE
                                        ---------  ------------------   --------
Outstanding at January 1, 1995 .......     915     $4.25  to  $ 9.875    $ 5.71
 Granted .............................     741      5.38  to    6.690      6.17
 Exercised ...........................    (259)     4.25  to    5.125      4.96
 Forfeited ...........................     (35)     4.50  to    9.875      7.63
                                         -----
Outstanding at December 31, 1995 .....   1,362      4.25  to    9.875      6.04
 Granted .............................      10      7.50                   7.50
 Exercised ...........................    (150)     4.25  to    6.310      5.16
 Forfeited ...........................     (46)     6.31  to    9.875      6.64
                                         -----
Outstanding at December 31, 1996 .....   1,176      4.50  to    9.875      6.23
 Exercised ...........................    (325)     4.50  to    9.875      6.15
 Forfeited ...........................     (40)     6.31  to    9.875      8.30
                                         -----
Outstanding at December 31, 1997 .....     811      4.50  to    9.875      6.16
                                         =====

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been stated at the pro forma amounts indicated below:

                                                  1997      1996       1995
                                                -------    ------    --------
  Net income (loss):
      As reported ...........................   $10,827    $3,417    $(31,896)
      Pro forma .............................    10,547     2,942     (32,265)

  Basic and diluted earnings (loss) per
    common share:
      As reported ...........................   $  0.25    $ 0.10    $  (1.04)
      Pro forma .............................      0.24      0.09       (1.05)

The fair value of options granted under the Company's stock option plans during 1997, 1996 and 1995 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 36 percent, risk free average interest rates of 5.5 percent and 6.04 percent for 1996 and 1995, respectively, and expected lives of five years.

See Note 11 regarding "Change in Control."

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 11--EMPLOYMENT AGREEMENTS

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

     The Company has employment agreements with its Chairman and all executive officers. Each of the employment agreements provide that if the employee is terminated without cause or, except for the Chairman, voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, such employee will continue to receive base salary and other benefits until December 31, 1998 or twelve months from the date of termination, whichever is later. The Chairman's contract terminates in December 31, 2001 and the Company has an option to terminate the contract at December 31, 1999. In addition, if any such employee is terminated without cause (other than for reasons of disability) within two years of a Change of Control (as defined in the Company's Separation Allowance Program), the Company will pay such employee an amount equal to three times the sum of his then current base salary and the incentive bonus to which the employee is entitled.

     In February 1998, the Company learned that a U.S. institutional investor had acquired in excess of 20 percent of the Company's outstanding common stock. The schedules filed by the investor with the Securities and Exchange Commission ("SEC") indicated that such shares were acquired solely for investment purposes and not to achieve control of the Company.

     Various employee compensation plans and agreements of the Company have provisions stating that a change in control of OMI will be deemed to occur when any person or entity becomes the beneficial owner of 20 percent or more of OMI's outstanding voting securities. Upon a change in control, these plans and agreements provide that (a) restrictions on restricted stock lapse, (b) outstanding unexercised stock options are canceled and, in one plan, the Company is obligated to pay the holders of such options cash equal to the difference between the fair market value of the shares under the canceled options at the time of the change in control and the exercise price, and (c) cash payments equal to prior year bonuses be made to officers with employment agreements.

     The Board of Directors did not believe that acquisition of a 20 percent or greater interest by an institutional investor acquiring such interest for investment purposes should be considered a change in control for purposes of the Company's compensation plans and agreements. The Board caused the Company to amend all the affected plans and agreements retroactive to October 1, 1997 to provide that a change in control will not be deemed to have occurred for the purposes specified under each such plan and agreement if the person or entity becoming the beneficial owner represents that it has acquired the ownership interest for investment purposes (maintains a Schedule 13G pursuant to Rule 13d-1 under the Securities Exchange Act of 1934) rather than for purposes of attaining control (as would be demonstrated upon the filing by such investor of a Schedule 13D with the SEC). The Company has received acceptance and agreement of this retroactive change from substantially all affected individuals and has concluded that a change in control has not occurred except under OMI's Separation Allowance Program. However, no payments under that program are made unless an employee is terminated as a result of the change in control.

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 12--COMMON STOCK OFFERING

     In December 1996, the Company completed a public offering of 11,500,000 shares of its common stock at a public offering price of $7.00 per share (the "Offering"). Approximately $59,732,000 of the net proceeds from the Offering were used to pay a portion of the Company's indebtedness under its $167,750,000 Credit Agreement and approximately $16,000,000 was used for downpayments on contracts to build new vessels (see Note 17).

NOTE 13--OPERATING LEASES

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues by year, to be received subsequent to December 31, 1997 on these time charters, are as follows:

            1998 ..................................    $ 38,181
            1999 ..................................      19,657
            2000 ..................................      20,230
            2001 ..................................      20,804
            2002 ..................................      21,377
                                                       --------
                Total .............................    $120,249(1)
                                                       ========

(1) Minimum future revenues for later years are not included above due to the charterers' options to continue the leases at such dates.

     On January 31, 1997, the Company sold and leased back (under a time charter agreement terminating December 31, 2002) the OMI COLUMBIA (a domestic vessel) for $49,000,000 of which $9,000,000 is in the form of an 8.172 percent interest bearing note receivable. The Company has a purchase option for the vessel at fair market value at the expiration of the lease. The gain on the sale of $24,700,000 has been deferred and is being credited to income as an adjustment to operating lease expense over the term of the lease.

     In May 1997, the Company sold the ALTA (a crude oil tanker) for approximately $39,900,000 and leased back the vessel for five years. The gain on the sale of approximately $15,700,000 has been deferred and is being credited to income as an adjustment to operating lease expense over the term of the lease. The lessor has the option to cancel the lease after two years and the payment of a $1,000,000 termination fee.

     Total rental expense amounted to $58,927,000, $39,899,000 and $47,840,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Leases are primarily for vessels and office space.

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 1997, are as follows:

1998 .................................. $ 63,192
1999 ..................................   50,818
2000 ..................................   37,556
2001 ..................................   22,979
2002 ..................................   15,506
                                        --------
     Total............................. $190,051(2)
                                        ========

(2) Minimum future rental payments for later years are not included above due to the Company's option to continue the leases at such dates.

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 14--IMPAIRMENT AND PROVISION FOR LOSS ON LEASE OBLIGATION

     As part of OMI's periodic review in 1995 of the recoverability of its investment in its vessels, the Company determined that the carrying value of two of its U.S. flag product carriers operating in foreign markets exceeded their undiscounted forecasted future net cash flows from operations. These losses were measured by the excess of the carrying value of the vessels over their estimated fair values which were based on values provided by ship brokers. It was determined that impairment losses for these vessels should be recognized and the carrying values of the vessels were reduced by $8,707,000 in 1995. The reduction is reported as a separate item in the accompanying Consolidated Statements of Operations.

     In October 1995, the Company entered into an agreement with the owner/lessor of the OMI HUDSON to terminate the operating lease and to purchase, or to cause the sale of the vessel to a designated purchaser, for approximately $30,000,000 (see Note 15). The termination of the lease was completed on February 29, 1996 at which time the Company paid the lessor a $25,000,000 cancellation fee consisting of $22,000,000 cash and a convertible note of $3,000,000 (see Note 6). The loss on the termination of the lease, in the amount of $6,687,000, was charged to earnings in 1995. On March 20, 1996, the Company purchased the vessel for $9,300,000 in cash and the assumption of $19,570,000 of indebtedness secured by the vessel.

NOTE 15--DISPOSAL OF ASSETS

     In March 1996, the Company delivered the OMI SACRAMENTO to new owners as part of an exchange transaction. The vessel ELBE, which was acquired in the exchange transaction was previously owned by a company 49.9 percent owned by OMI. In August 1996, the Company sold the OMI HUDSON, the OMI STAR, the OMI DYNACHEM and its interest in OSTC to Hvide Marine, Inc. ("Hvide"). Of the $64,650,000 sale price, OMI received approximately $30,000,000 in cash and Hvide assumed $34,650,000 of debt which had been secured by mortgages on two of the vessels. On September 30, 1996, Petrolink sold three workboats for $11,600,000 in cash resulting in a gain of $9,708,000. In December 1996, OMI contracted to sell the GENERAL, its liquid petroleum gas carrier which was delivered March 12, 1997 for a gain of approximately $1,000,000. The net book value of the vessel was included in vessels held for sale at December 31, 1996.

     On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45,500,000. The vessel will be delivered to the new owners in August 1998.

     Gain on disposal of assets-net consists of the following:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997       1996        1995
                                                -------    --------    ---------

Gain (loss) on sale of vessels and workboats .. $  995     $ 9,603     $(3,288)
(Loss) gain on sale of marketable securities ..     --         (72)      8,586
Net loss on sale of CCF investments ...........     --          --        (467)
Disposal of joint venture interests ...........     --         142         649
Net gain (loss) on disposal of other assets ...   (125)        980          --
Gain on sale of long-term securities ..........     --         500          --
                                                ------     -------     -------
  Total ....................................... $  870     $11,153     $ 5,480
                                                ======     =======     =======

                           OMI CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 16--FINANCIAL INFORMATION RELATING TO DOMESTIC AND FOREIGN
         OPERATIONS

      The Company organizes its business principally into three segments. These segments and their respective operations are as follows:

      DOMESTIC - Includes U.S. Flag vessels, OMI Petrolink Corporation, OMI Ship Management, Inc., and corporate expenses which are unallocated to operations of particular vessels.

      PRODUCT CARRIER FLEET - Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene.

      CRUDE OIL TANKER FLEET - Includes vessels that normally carry crude oil and "dirty" products.

      The following is a summary of the operations by major operating segments for the years ended December 31, 1997, 1996, and 1995:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                            1997          1996          1995
                                          ---------     ---------     ---------
TOTAL REVENUES:
Domestic .............................    $  89,914     $ 122,792     $ 148,430
Foreign:
  Product Carrier Fleet ..............       67,919        54,950        47,149
  Crude Oil Tanker Fleet .............       72,678        49,985        37,662
  All Other ..........................        1,388         6,357         7,008
Eliminations .........................         (245)         (201)         (369)
                                          ---------     ---------     ---------
     Total ...........................    $ 231,654     $ 233,883     $ 239,880
                                          =========     =========     =========

OPERATING INCOME:
Domestic .............................    $ (17,929)    $   5,041     $ (42,112)
Foreign:
  Product Carrier Fleet ..............       19,126        10,358         7,702
  Crude Oil Tanker Fleet .............       14,468         4,842        (6,553)
  All Other ..........................      (11,316)         (503)        2,449
                                          ---------     ---------     ---------
     Total ...........................    $   4,349     $  19,738     $ (38,514)
                                          =========     =========     =========

IDENTIFIABLE ASSETS:
Domestic .............................    $ 419,666     $ 390,197     $ 457,107
Foreign:
  Product Carrier Fleet ..............      201,126       211,285       176,115
  Crude Oil Tanker Fleet .............      164,344       129,460        65,504
  All Other ..........................       47,204        97,116       135,430
Eliminations .........................     (313,753)     (275,776)     (268,670)
                                          ---------     ---------     ---------
     Total ...........................    $ 518,587     $ 552,282     $ 565,486
                                          =========     =========     =========

CAPITAL EXPENDITURES:
Domestic .............................    $   3,173     $  12,792     $  18,493
Foreign:
  Product Carrier Fleet ..............        9,241        26,274        19,208
  Crude Oil Tanker Fleet .............       45,620        11,634           439
  All Other ..........................          436            70          --
                                          ---------     ---------     ---------
    Total ............................    $  58,470     $  50,770     $  38,140
                                          =========     =========     =========
DEPRECIATION AND AMORTIZATION:
Domestic .............................    $   6,269     $  12,307     $  17,113
Foreign:
  Product Carrier Fleet ..............       13,597        10,509         9,923
  Crude Oil Tanker Fleet .............        8,179         6,155         6,119
  All Other ..........................          899         1,477         1,579
                                          ---------     ---------     ---------
    Total ............................    $  28,944     $  30,448     $  34,734
                                          =========     =========     =========
INTEREST EXPENSE:
Domestic .............................    $   9,087     $  14,941     $  12,533
Foreign:
  Product Carrier Fleet ..............        7,742         8,177         3,523
  Crude Oil Tanker Fleet .............        2,008         1,422         1,422
  All Other ..........................        2,006         7,313        13,079
Eliminations .........................       (8,594)       (5,391)       (3,849)
                                          ---------     ---------     ---------
    Total ............................    $  12,249     $  26,462     $  26,708
                                          =========     =========     =========

     All other identifiable assets includes investments in, and advances to joint ventures, cash held by foreign subsidiaries, allocations of assets to foreign subsidiaries, and a liquid petroleum gas carrier.

     Mortgage debt of OMI and its related interest expense have been allocated to Foreign activities based upon the value of the vessel collateralizing the debt. Interest relating to unsecured debt has been allocated to Foreign activities based on the value of encumbered vessels available to collateralize such debt had it been secured debt.

     General and administrative expense included in determining operating income includes an allocation of costs of corporate administrative services provided by Domestic. The foreign segments are charged a fixed amount per month per vessel for vessel management and accounting activities and is charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating expenses are reasonable.

                           OMI CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 16--FINANCIAL INFORMATION RELATING TO DOMESTIC AND
         FOREIGN OPERATIONS (CONTINUED)

     The operating losses pertaining to domestic operations for the year ended December 31, 1995 include the provisions for impairment of vessels and losses on lease obligation (see Note 12).

     In 1997 revenues from one customer accounted for approximately 11 percent of voyage revenues. There were no charterers that were considered to be major customers in the years ending December 31, 1996 and 1995.

NOTE 17--COMMITMENTS AND CONTINGENCIES

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, after review with counsel, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company is currently a defendant in an arbitration arising from alleged defects in a vessel sold to a third party. The claim exceeds $7,000,000 and encompasses damages for repairs to the vessel, lost revenues, interest and costs. The Company believes the claim to be without merit. However, an adverse decision could have a material adverse affect on the Company.

     The Company is constructing five doubled-hulled Suezmax tankers, with an option for two more; four for a cost of approximately $54,000,000 per vessel and one for approximately $50,000,000. One of these vessels will be delivered mid-1998, two in the third quarter of 1998, one in the first quarter of 1999 and one in the second quarter of 2000. On February 26, 1998, the Company contracted with the same shipyard for the construction of two 35,000 dwt product carriers at a cost of approximately $30,000,000 per vessel and a Suezmax tanker at a cost of approximately $50,000,000. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999, and the Suezmax tanker will be delivered in May 2000.

     OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $17,542,000 at December 31, 1997 with OMI's guaranty of such debt being approximately $8,744,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. In 1997, OMI and its partners advanced $787,000 in the form of non interest bearing loans to cover operating expenses of a new joint venture, OMI's portion of the loan was $393,000.

NOTE 18--SUBSEQUENT EVENT

     On March 9, 1998 OMI purchased the remaining 9.29 percent interest in OMI Petrolink for $2,600,000 and Petrolink became a 100 percent owned subsidiary of OMI.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OMI Corp.:


     We have audited the accompanying consolidated balance sheets of OMI Corp. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As disclosed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method.


DELOITTE & TOUCHE LLP


New York, New York
March 9, 1998

ITEM 8 SUPPLEMENTARY DATA

                                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1997 Quarter Ended                           1996 Quarter Ended
                                         -------------------------------------------   -------------------------------------------
                                         March 31     June 30   Sept. 30     Dec. 31   March 31    June 30    Sept. 30      Dec. 31
                                         --------     -------   --------     -------   -------     -------    -------     --------
Revenues ..............................  $59,156      $55,610   $ 54,618     $62,270   $61,838     $61,282    $58,599     $ 52,164
                                         -------      -------   --------     -------   -------     -------    -------     --------
Operating income (loss) ...............    3,438        2,738        878      (2,705)    5,425       3,501      6,221        4,591
Extraordinary gain (loss) net
  of income tax benefit ...............      --            --         --          --       361          --     (3,022)        (111)
Cumulative effect of change in
  accounting principle, net
  of income tax provision..............   13,797           --         --          --        --          --         --           --
                                         -------      -------   --------     -------   -------     -------    -------     --------
Net income (loss) .....................  $15,337      $ 2,410   $ (4,931)    $ 1,989   $   605     $   675    $ 2,046     $     91
                                         =======      =======   ========     =======   =======     =======    =======     ========
Basic earnings (loss) per common share:

Net income (loss) before
  extraordinary loss and
  cumulative effect of change in
  accounting principle ................  $  0.04      $  0.06   $  (0.11)    $ (0.05)  $  0.01     $  0.02    $  0.16     $   0.01

Extraordinary gain (loss), net of
  income tax benefit ...................      --           --         --          --      0.01        --        (0.10)       (0.01)

Cumulative effect of change in
  accounting principle, net of
  income tax provision .................    0.32           --         --          --        --          --         --           --
                                         -------      -------   --------     -------   -------     -------    -------     --------
Net income (loss) per common
  share (1) ............................ $  0.36      $  0.06   $  (0.11)    $ (0.05)  $  0.02     $  0.02    $  0.06     $   0.00
                                         =======      =======   ========     =======   =======     =======    =======     ========
Weighted average number of
  shares of common stock
  outstanding-basic ....................  42,783       42,856     42,956      43,056    31,199      31,499     31,558       35,821
                                         =======      =======   ========     =======   =======     =======    =======     ========
Diluted earnings (loss) per common
  share:

Net income (loss) before
  extraordinary loss and
  cumulative effect of change in
  accounting principle (1) ............. $  0.03      $  0.06   $  (0.11)    $ (0.05)  $  0.01     $  0.02    $  0.16     $   0.01
Extraordinary gain (loss), net of
  income tax benefit ...................      --           --         --          --      0.01        --        (0.10)       (0.01)
Cumulative effect of change in
  accounting principle, net of
  income tax provision .................    0.32           --         --          --        --          --         --           --
                                         -------      -------   --------     -------   -------     -------    -------     --------

Net income (loss) per common
  share (1) ............................ $  0.35      $  0.06   $ (0.11)     $ (0.05)  $  0.02     $  0.02    $  0.06     $   0.00)
                                         =======      =======   ========     =======   =======     =======    =======     ========

Weighted average number of
  shares of common stock
  outstanding-diluted ..................  43,466       43,487    42,956       43,056    31,593      32,259     31,966       36,287
                                         =======      =======   ========     =======   =======     =======    =======     ========


(1) Earnings per share are based on stand-alone quarters.

                                                                      SCHEDULE I

                                    OMI CORP.

       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                 (IN THOUSANDS)

                                                            For the Years Ended December 31,
                                                            --------------------------------
                                                              1997        1996        1995
                                                            --------    --------    --------
Revenues:
  Voyage revenues .......................................   $     --    $  2,743    $  4,316
  Other income ..........................................      1,973      11,462       5,734
                                                            --------    --------    --------
   Total revenues .......................................      1,973      14,205      10,050
                                                            --------    --------    --------
Operating Expenses:
  Vessel and voyage .....................................      3,492       6,216      11,353
  Depreciation and amortization .........................        881       1,670       1,713
  General and administrative ............................     18,774      13,704      13,355
                                                            --------    --------    --------
   Total operating expenses .............................     23,147      21,590      26,421
                                                            --------    --------    --------
Operating loss ..........................................    (21,174)     (7,385)    (16,371)
                                                            --------    --------    --------
Other Income (Expense):
  (Loss) gain on disposal of assets-net .................        (13)     (1,612)        871
  Interest expense ......................................    (10,415)    (18,491)    (18,098)
  Interest income .......................................      8,467       7,395         994
  Minority interest in loss (income) of subsidiary ......       (114)     (1,262)        229
  Other-net .............................................         --          --       1,040
                                                            --------    --------    --------
   Net other expense ....................................     (2,075)    (13,970)    (14,964)
                                                            --------    --------    --------
(Loss) before income taxes, equity in earnings (losses)
  of subsidiaries and extraordinary loss ................    (23,249)    (21,355)    (31,335)
Benefit (provision) for income taxes ....................        180      (2,271)     18,973
                                                            --------    --------    --------
(Loss) before equity in earnings (losses) of subsidiaries
  and extraordinary loss ................................    (23,069)    (23,626)    (12,362)
Equity in earnings (losses) of subsidiaries .............     33,896      29,815     (19,534)
                                                            --------    --------    --------
Income (loss) before extraordinary loss .................     10,827       6,189     (31,896)
Extraordinary loss, net of income tax benefit of $1,493 .         --      (2,772)         --
                                                            --------    --------    --------
Net income (loss) .......................................     10,827       3,417     (31,896)
Retained (deficit) earnings, beginning of year ..........     (1,848)     (5,265)     26,631
                                                            --------    --------    --------
Retained earnings (deficit), end of year ................   $  8,979    $ (1,848)   $ (5,265)
                                                            ========    ========    ========

                  See notes to condensed financial statements

                                                                      SCHEDULE I

                                    OMI CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            December 31,
                                                                                   --------------------------

                                                                                      1997              1996
                                                                                   --------          --------
                                     ASSETS
Current assets:
  Cash (including cash equivalents of $0 in 1997 and $29,032
   in 1996) (Note 2).............................................................. $    233          $ 29,170
  Prepaid expenses and other current assets.......................................    5,032             5,782
                                                                                   --------          --------
         Total current assets.....................................................    5,265            34,952
                                                                                   --------          --------
Capital Construction Fund.........................................................   10,969            10,283
Investment in (at equity) and net advances to subsidiaries........................  385,598           345,748
Other property:
  Other property..................................................................    6,465             7,047
  Less accumulated depreciation...................................................    5,214             5,254
                                                                                   --------          --------
  Other property-net..............................................................    1,251             1,793
                                                                                   --------          --------
Other assets and deferred charges.................................................    2,319             1,080
                                                                                   --------          --------
         Total.................................................................... $405,402          $393,856
                                                                                   ========          ========

                       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable................................................................ $    169          $    456
  Accrued liabilities:
     Vessel and voyage............................................................      810               723
     Interest.....................................................................    1,241             3,272
     Other........................................................................    6,888             2,235
  Current portion of long-term debt (Note 3)......................................   11,000            25,000
                                                                                   --------          --------
         Total current liabilities................................................   20,108            31,686
                                                                                   --------          --------
Advance time charter revenues and other liabilities...............................      173               170
Long-term debt (Note 3)...........................................................   97,917            86,977
Deferred income taxes.............................................................   64,264            63,808
Minority interest in subsidiary...................................................    1,917             3,637

Stockholders' equity:
  Common stock....................................................................   21,533            21,346
  Capital surplus.................................................................  186,726           184,251
  Returned earnings (deficit).....................................................    8,979            (1,848)
  Cumulative translation adjustment-net...........................................    4,912             4,912
  Unearned compensation-restricted stock..........................................   (1,105)           (1,039)
  Unrealized loss on securities, net of deferred income tax of
    1997-$11; 1996-$23............................................................      (22)              (44)
                                                                                   --------          --------
         Total stockholders' equity...............................................  221,023           207,578
                                                                                   --------          --------
         Total.................................................................... $405,402          $393,856
                                                                                   ========          ========

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                    OMI CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        For the Years Ended December 31,
                                                                     -------------------------------------------

                                                                       1997              1996             1995
                                                                     --------         ---------        ---------
Cash Flows (Used) Provided by Operating Activities:
   Net income (loss) ...........................................    $  10,827         $   3,417        $ (31,896)
   Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
       Increase (decrease) in deferred income taxes ............          445             2,258          (13,322)
       Depreciation and amortization ...........................          881             1,670            1,713
       Amortization of unearned compensation ...................          372               365              943
       Loss (gain) on disposal of assets-net ...................           13             1,612             (871)
       Other-net ...............................................         --                --             (1,040)
       Equity in (earnings) losses of subsidiaries and joint
         ventures less dividends received ......................      (33,896)          (29,815)          55,489
       Extraordinary loss-net of tax ...........................         --               2,772             --
       Changes in assets and liabilities-net ...................       (2,389)           15,873           (9,653)
                                                                    ---------         ---------        ---------
   Net cash (used) provided by operating activities ............      (23,747)           (1,848)           1,363
                                                                    ---------         ---------        ---------
Cash Flows Provided (Used) by Investing Activities:
   Proceeds from disposition of vessel .........................         --               3,472             --
   Additions to vessels and other property .....................         (358)             (284)            (250)
   Payments for the retirement of minority shareholder's
     interest ..................................................       (2,456)             --               --
   Proceeds received from sale of marketable securities ........         --                --              2,715
   Proceeds and interest received and reinvested in
     Capital Construction Fund .................................         (661)             (717)            (428)
                                                                    ---------         ---------        ---------
   Net cash flows (used) provided by investing activities ......       (3,475)            2,471            2,037
                                                                    ---------         ---------        ---------
Cash Flows Provided (Used) by Financing Activities:
   Cash proceeds from issuance of long-term debt ...............      114,090           170,923             --
   Proceeds from issuance of common stock ......................        1,996            76,526            1,275
   Payments on long-term debt ..................................     (117,150)         (218,639)         (14,346)
   Payments for debt issue costs ...............................         (651)           (1,381)            --
                                                                    ---------         ---------        ---------
   Net cash flows (used) provided by financing activities ......       (1,715)           27,429          (13,071)
                                                                    ---------         ---------        ---------
   Net increase (decrease) in cash and cash equivalents ........      (28,937)           28,052           (9,671)
   Cash and cash equivalents, beginning of year ................       29,170             1,118           10,789
                                                                    ---------         ---------        ---------
  Cash and cash equivalents, end of year .......................    $     233         $  29,170        $   1,118
                                                                    =========         =========        =========


                   See note to condensed financial statements

                                                                      SCHEDULE I

                                    OMI CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31,1997

1. The condensed financial statements present the separate financial data (parent only) of the OMI Corp. ("OMI" or the "Company"). All domestic and foreign subsidiaries which are more than 20 percent owned and investments in joint ventures are accounted for by the equity method.

     See Notes to Consolidated Financial Statements on pages 35 through page 52 of OMI's 1997 Annual Report on Form 1O-K.

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

2. CASH FLOWS-Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     During the years ended December 31, 1997, 1996 and 1995, interest paid totaled approximately $12,446,000, $19,594,000 and $18,262,000, respectively. Income taxes of $12,208,000 were paid in l997. There were no income taxes paid during 1996 and 1995.

3. LONG-TERM DEBT-Long-term debt as of December 31, 1997 and 1996 consists of the following:

                                                          1997        1996
                                                       --------    --------
                                                       (dollars in thousands)
10.25% unsecured Senior Notes due 2003 (1)............ $  6,827    $  6,827
Loans under bank credit agreements
 secured by vessels:
  Credit Agreement at LIBOR plus 1.75 percent due
   January 1998 (2)     ..............................       --      92,150
  Bank loans under credit agreements at variable
   rates above LIBOR (2) (3)..........................   99,090      10,000
7% convertible note due 2004..........................    3,000       3,000
                                                       --------    --------
Total.................................................  108,917     111,977
Less current portion of long-term debt................   11,000      25,000
                                                       --------    --------
Long-term debt........................................ $ 97,917    $ 86,977
                                                       ========    ========

----------
(1) On July 12, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes (see below).
(2) Rates at December 31, 1996 were 7.4365 percent and 7.6875 percent. At December 1996, the Company has outstanding a credit facility of $10,000,000 in a line of credit with a bank at variable rate based on LIBOR. Rate at December 3l, 1996 was 7.125 percent.
(3)  Rates at December 31, 1997 ranged from 6.45 percent to 7.2123 percent.


     In 1994 and 1995, OMI repurchased $9,350,000 and $9,650,000 of the 10.25%
unsecured Senior Notes due 2003 for net gains of $753,000 and $1,040,000 which are included in other-net in the accompanying consolidated statements of operations.

     In January l996, the Company repurchased $14,050,000 of its outstanding Notes. On July l2, 1996, OMI completed its cash tender offer for the purchase at par of its outstanding Notes. Of the $136,950,000 outstanding aggregate amount of its Notes, $130,123,000 was tendered for payment pursuant to the offer and $6,827,000 remain outstanding. An extraordinary loss (net of the income tax benefit) of $2,772,000 was recorded for the early extinguishment of debt. The purchase of the Notes in connection with the cash tender offer was financed by a new credit agreement described in the following.

                                                                      SCHEDULE I

     In July 1996, to fund the purchase of its Notes, finance the purchase of a vessel and refinance secured indebtedness on two vessels and certain other indebtedness, the Company signed a $167,750,000 credit agreement with two foreign banks as co-arrangers. This agreement, which was renegotiated in March 1997, had a balance of $92,150,000 at December 31, 1996.

     In March 1997, OMI signed a revolving credit/term loan agreement providing for a credit facility in the amount of $133,000,000 not to exceed 70 percent of the fair market value of the vessels securing the loan. The Company had an outstanding balance of $99,090,000 under this credit facility at December 3l, 1997 which was secured by mortgages on eleven vessels with a book value aggregating $181,098,000. The notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement which expires in March 2002 provides for nine semi-annual reductions in the credit facility; the first five are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. However, the amounts classified as current maturities of long-term debt at December 31, 1997 include two reductions aggregating $11,000,000 as the Company intends to make such payments. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sale proceeds; however, the Company is permitted to substitute another vessel as collateral. The credit facility contains financial covenants with respect to required levels of cash, interest rate coverage, net worth and ratio of funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

     In 1995, Mosaic Alliance Corporation purchased $2,000,000 of OMI's Notes at a cost of $1,736,000. The Company's portion of such Notes is considered a retirement of debt.

WHITE SEA HOLDINGS LTD.

TABLE OF CONTENTS
================================================================================
                                                                      Page
                                                                      ----
FINANCIAL STATEMENTS:

     Balance Sheets at December 31, 1997 and 1996 ................     61

     Statements of Income and Retained
       Earnings for the three years ended December 31, 1997 ......     62

     Statements of Cash Flows for the three
       years ended December 31, 1997 .............................     63

     Notes to Financial Statements ...............................  64-66

INDEPENDENT AUDITORS' REPORT .....................................     67

                             WHITE SEA HOLDINGS LTD.
                                 BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                             December 31,
                                                         -------------------
                                                           1997        1996
                                                         -------     -------
ASSETS:

CURRENT ASSETS:
  Cash and cash equivalents (Note 2)...................  $ 2,856     $   561
  Advances to masters..................................       38         106
  Receivables:
    Traffic............................................      583          83
    Other..............................................      225         219
  Prepaid expenses and other current assets............      336         643
                                                         -------     -------
       Total current assets............................    4,038       1,612
                                                         -------     -------
VESSEL AT COST:
  Vessel (Note 2)......................................    7,389       7,382
  Less accumulated depreciation........................    1,759       1,317
                                                         -------     -------
  Vessel--net..........................................    5,630       6,065
                                                         -------     -------
PREPAID DRYDOCK EXPENSE (Note 5).......................      645          --
                                                         -------     -------
TOTAL ASSETS...........................................  $10,313     $ 7,677
                                                         =======     =======

LIABILITIES AND STOCKHOLDERS EQUITY:

CURRENT LIABILITIES:
  Accounts payable.....................................  $   146     $    77
  Accrued expenses.....................................      508         778
  Payable to affiliates (Note 3).......................      364       1,240
  Accrued interest.....................................        3          32
  Current portion of long-term debt (Note 4)...........      500         500
                                                         -------     -------
      Total current liabilities........................    1,521       2,627
                                                         -------     -------
ADVANCE TIME CHARTER REVENUES AND OTHER
  LIABILITIES..........................................      191         227
LONG-TERM DEBT (Note 4)................................      500       1,000

STOCKHOLDERS' EQUITY:
  Common stock-no par value; 500 shares authorized
    and outstanding....................................        1           1
  Capital surplus......................................    2,499       2,499
  Retained earnings (Note 6)...........................    5,601       1,323
                                                         -------     -------
      Total stockholders' equity.......................    8,101       3,823
                                                         -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $10,313     $ 7,677
                                                         =======     =======


                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN THOUSANDS)


                                                           For The Years Ended December 31,
                                                           ------------------------------
                                                             1997       1996        1995
                                                           -------     ------     -------
VOYAGE REVENUES (Note 2).................................. $12,552     $8,503     $ 8,936
                                                           -------     ------     -------
OPERATING EXPENSES:
  Vessel and voyage (Note 2)..............................   7,375      6,887       6,935
  Depreciation (Note 2)...................................     442        331         325
  General and administrative..............................      94         99          86
                                                           -------     ------     -------
       Total operating expenses...........................   7,911      7,317       7,346
                                                           -------     ------     -------
INCOME BEFORE NET INTEREST EXPENSE AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................   4,641      1,186       1,590

NET INTEREST EXPENSE:
  Interest expense........................................     158        214         190
  Interest income.........................................     (99)       (66)        (63)
                                                           -------     ------     -------
       Net interest expense...............................      59        148         127
                                                           -------     ------     -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE....................................   4,582      1,038       1,463

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Notes 2, 5).......................   1,196         --       (140)
                                                           -------     ------     -------
NET INCOME................................................   5,778      1,038       1,323
RETAINED EARNINGS, BEGINNING OF YEAR......................   1,323      1,035         812
DIVIDENDS PAID (Note 6)...................................  (1,500)      (750)     (1,100)
                                                           -------     ------     -------
RETAINED EARNINGS, END OF YEAR............................ $ 5,601     $1,323     $ 1,035
                                                           =======     ======     =======


                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                For The Years Ended December 31,
                                                               ----------------------------------
                                                                 1997         1996         1995
                                                               -------      -------       -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income ...............................................   $ 5,778      $ 1,038       $ 1,323
  Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation ...........................................       442          331           325
    Cumulative effect of change in accounting principle ....    (1,196)        --             140
  Change in assets and liabilities:
    Receivables and advances to masters ....................      (438)          48         1,136
    Prepaid expenses and other current assets ..............       307         (210)          169
    Accounts payable and accrued liabilities ...............      (229)      (1,141)          820
    Payable to affiliates ..................................      (877)         419          (123)
    Prepaid drydock expense ................................       520         --
    Advanced time charter revenues and other liabilities ...        (5)         238          (425)
                                                               -------      -------       -------
       Net cash provided by operating activities ...........     4,302          723         3,365
                                                               -------      -------       -------
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Additions to vessel ......................................        (7)        (421)         --
                                                               -------      -------       -------
       Net cash used by investing activities ...............        (7)        (421)         --
                                                               -------      -------       -------
CASH FLOWS USED BY FINANCING ACTIVITIES:
  Dividends paid ...........................................    (1,500)        (750)       (1,100)
  Payments on long-term debt ...............................      (500)        (500)       (1,000)
                                                               -------      -------       -------
      Net cash used by financing activities ................    (2,000)      (1,250)       (2,100)
                                                               -------      -------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .........................................     2,295         (948)        1,265
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............       561        1,509           244
                                                               -------      -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR .....................   $ 2,856      $   561       $ 1,509
                                                               =======      =======       =======

                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31,1997

1. COMPANY

     White Sea Holdings Ltd. (the "Company") is jointly owned by a subsidiary of Universal Bulk Carriers, Inc. ("UBC"), a wholly-owned subsidiary of OMI Corp. ("OMI"), and an affiliate of Anders Wilhelmsen & Co. A/S ("Wilhelmsen"), Norway, with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on February 5, 1993 for the purpose of owning and chartering commercial vessels. The Company owns and operates one crude carrier, the White Sea.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     OPERATING REVENUES AND EXPENSES - Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses are provided in full at the time such losses become evident.

     Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method expenses are capitalized and amortized over the survey cycle, which is generally a two to three year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle, which is generally a two to three year period. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates (see Note 5).

     Prior to 1995, the Company had accounted for voyage revenues and expenses from the discharge date of one voyage to the discharge date of the subsequent voyage. Effective January 1, 1995, the Company changed its method to account for voyages from the load date of one voyage to the load date of the subsequent voyage. This change in accounting method provided for a better matching of revenues and expenses when the vessel switches between time charters and voyage charters.

     VESSEL - The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's lightweight tonnage multiplied by a scrap rate.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

                             WHITE SEA HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     CASH FLOWS - Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid $181,948, $143,611 and $209,571 in interest during 1997, 1996 and 1995, respectively.

3. RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with OMI, who acts as both technical and commercial manager of the White Sea. The Company paid OMI management fees of $78,000 for each of the years ended December 31, 1997 and 1996.

     The following table summarizes the balance due to affiliated companies at December 31:

     Payable to affiliates:

                                               1997              1996
                                              -----            ------
       OMI .................................. $ 345              $217
       UBC ..................................     5               150
       Wilomi, Inc.* ........................    14               873
                                              -----            ------
                                              $ 364            $1,240
                                              =====            ======

      * Jointly owned by OMI and Wilhelmsen until December 30, 1996 when Wilomi, Inc. acquired the shares owned by Wilhelmsen, resulting in Wilomi, Inc. becoming a wholly-owned subsidiary of OMI.

4. LONG-TERM DEBT

     At December 31, 1997 the Company had $1,000,000 outstanding on a mortgage note secured by the vessel at a rate of 7.375 percent payable in semi-annual installments to March 19,1999. The fair value of long-term debt at December 31, 1997 approximates its carrying value. The debt of the Company is guaranteed by OMI and affiliates of Wilhelmsen.

     Aggregate annual maturities are $500,000 during each of the next two years, 1998 and 1999.

                             WHITE SEA HOLDINGS LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

NOTE 5 - ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

     Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $1,196,000.

     The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $1,166,000, decrease total liabilities by $30,000 and increase total stockholders' equity by $1,196,000.

     The years ended December 31, 1996 and 1995 were previously presented using the accrual method of accounting. The pro forma amounts for net income for December 31, 1996 and 1995 assuming the prepaid method had been retroactively applied was $1,101,000 and $1,634,000, respectively.

6. DIVIDENDS

     During 1997, 1996 and 1995 the Company declared and paid dividends of $1,500,000, $750,000 and $1,100,000, respectively.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of White Sea Holdings Ltd.:

     We have audited the accompanying balance sheets of White Sea Holdings Ltd. as of December 31, 1997 and 1996 and the related statements of income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As described in Note 2 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Also, as described in Note 2 to the financial statements, effective January 1, 1995, the Company changed its method of accounting for voyage revenues and expenses from the discharge date of one voyage to the discharge date of the subsequent voyage to the load date of one voyage to the load date of the subsequent voyage.



DELOITTE & TOUCHE LLP


New York, New York
March 6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI

     Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's 1997 Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of
Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1997 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1997 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's 1997 Proxy Statement to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

     1. Financial Statements:

          OMI Corp. and Subsidiaries Consolidated Statements of Operations for the three years ended December 31, 1997.

          OMI Corp. and Subsidiaries Consolidated Balance Sheets at December 31, 1997 and 1996.

          OMI Corp. and Subsidiaries Consolidated Statements of Cash Flows for the three years ended December 31, 1997.

          OMI Corp. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997.

          OMI Corp. and Subsidiaries Notes to Consolidated Financial Statements for the three years ended December 31, 1997.

          OMI Corp. and Subsidiaries Quarterly Results of Operations for 1997 and 1996.

     2. Financial Statement Schedules:

          OMI Corp. (Parent only) Condensed financial information as to financial position as of December 31, 1997 and 1996, and cash flows and results of operations for the years ended December 31, 1997, 1996 and 1995.


                                                                             EXHIBITS


NUMBER         INCORPORATED BY REFERENCE TO                       DESCRIPTION OF EXHIBIT
------         ----------------------------                       -----------------------
3.1            Exhibit 3.1 to 1990 Form 10-K Report of the        Certificate of Incorporation as
               Company (No. 2-87930)                              amended and restated.

3.2            Exhibit 3.2 to 1990 Form 10-K Report of the        By-laws as amended.
               Company (No. 2-87930)

4-1            Exhibit 4.1 to 1 989 Form 10-K Report of the       Form of Common Stock Certificate
               Company (No. 2-87930)                              (Domestic).

4.2            Exhibit 4.2 to 1989 Form 10-K Report of the        Form of Common Stock Certificate
               Company (No. 2-87930)                              (Foreign).

10.1           Exhibit 10(d) to 1983 Form 10-K Report of the      OMI Incentive Stock Option Plan(1)
               Company (No. 2-87930)

10.2           Exhibit 10.11 to Registration Statement on         OMI Supplementary Deferred Benefit
               Form S-1 (No. 33-7341)                             Plan, as amended.

10.3           Exhibit 10.9 to Registration Statement on          OMI Non-Qualified Stock Option
               Form S-1 (No. 33-7341)                             Plan.(1)

10.4           Exhibit 10.31 to 1990 Form 10-K Report of          OMI Corp. 1990 Equity Incentive
               the Company (No. 2-87930)                          Plan.(1)

10.5           Exhibit 10.44 to 1991 Form 10-K Report of          OMI Corp. Key Employees Deferred
               the Company (No. 2-87930)                          Compensation Plan, effective January
                                                                  1, 1992.(1)

10.6           Exhibit 10.14 to 1994 Form 10-K Report of          Stock Option and Restricted Stock
               the Company (No. 2-87930)                          Award Agreement dated as of
                                                                  February 23, 1994 between Craig H.
                                                                  Stevenson, Jr. and the Company.

10.7(a)        Exhibit 10.15(c) to 1994 Form 10-K Report of       Employment Agreement dated as of
               the Company (No. 2-87930)                          January 1, 1995 between Vincent J.
                                                                  deSostoa and the Company.(1)

10.7(b)        Exhibit 10.15(d) to 1994 Form 10-K Report of       Employment Agreement dated as of
               the Company (No. 2-87930)                          January 1, 1995 between Fredric S.
                                                                  London and the Company.(1)

10.7(c)        Exhibit 10.15(e) to 1994 Form 10-K Report of       Form of Employment Agreement
               the Company (No. 2-87930)                          dated as of January 1, 1995 between
                                                                  any Vice-President and the Company.(1)

10.7(d)        Exhibit 10.10(g) to 1995 Form 10-K Report of       Employment Agreement dated as of
               the Company (No. 2-87930)                          August 3, 1995 between Robert
                                                                  Bugbee and the Company.(1)

10.7(e)        Exhibit 10.10(i) to 1995 Form 10-K Report of       Amended and Restated Employment
               the Company (No. 2-87930)                          Agreement dated as of November 21,

----------

(1) Denotes executive compensation plan and/or placement agreement.



                                                                               EXHIBITS


NUMBER           INCORPORATED BY REFERENCE TO                       DESCRIPTION OF EXHIBIT
------           ----------------------------                       -----------------------

                                                                    1995 between Craig H. Stevenson, Jr.
                                                                    and the Company.(1)

 10.7(f)         Exhibit 10. 10(g) to 1996 Form 10-K Report of      Employment Agreement dated as of
                 the Company (No. 2-87930)                          January 1, 1997 between Jack
                                                                    Goldstein and the Company.(1)

 10.7(g)                                                            Employment Agreement dated as of
                                                                    July 15, 1997 between Henry Blaustein
                                                                    and the Company.(1)

 10.8            Exhibit 10. 14 to Form 10-Q for period ended       OMI Corp. 1995 Incentive Equity
                 June 30, 1995 (No. 2-87930)                        Plan.(1)

 10.9            Exhibit 10. 14 to Form 10-Q for period ended       OMI Corp. 1995 Stock Option Plan for
                 June 30, 1995 (No. 2-87930)                        Non-Employee Directors.(1)

 10.10           Exhibit 10. 13 to 1995 Form 10-K Report of         Annual Executive Incentive
                 the Company (No. 2-87930)                          Compensation Plan.(1)

 10.11           Exhibit 10. 13 to 1997 Form 10-Q for period        Acquisition Agreement dated as of
                 ended September 30, 1997 (No. 2-87930)             September 30, 1997 by and among
                                                                    OMI Corp., Universal Bulk Carriers,
                                                                    Inc., Marine Transport Lines, Inc. and
                                                                    the persons set forth on Exhibit A
                                                                    attached hereto.

 10.12           Exhibit 10. 14 to 1997 Form 10-Q for period        OMI Corp. Amended and Restated
                 ended September 30, 1997 (No. 2-87930)             Annual Executive Incentive Plan.(1)

 10.13                                                              OMI Corp. Executive Savings Plan

 21                                                                 Subsidiaries of the Company.

 27.01                                                              Financial Data Schedule dated
                                                                    December 31, 1997.

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

                                     OMI Corp.

                                     By /S/ CRAIG H. STEVENSON, JR.
                                       ---------------------------------------
                                            CRAIG H. STEVENSON, JR., PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                  MARCH 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

       Signature                                      Title                                      Date
       ---------                                      -----                                      ----
    /S/ CRAIG H. STEVENSON, JR.               President, Chief Executive Officer           March 30, 1998
        ---------------------------             and Director
        Craig H. Stevenson, Jr.


    /S/ JACK GOLDSTEIN                        Chairman of the Board                        March 30, 1998
        ---------------------------
        Jack Goldstein


    /S/ CONSTANTINE G. CARAS                  Director                                     March 30, 1998
        ---------------------------
        Constantine G. Caras


    /S/ MICHAEL KLEBANOFF                     Director                                     March 30, 1998
        ---------------------------
        Michael Klebanoff


    /s/ EMANUEL L. ROUVELAS                   Director                                     March 30, 1998
        ---------------------------
        Emanuel L. Rouvelas


    /S/ VINCENT J. DE SOSTOA                  Senior Vice President, Treasurer,            March 30, 1998
        ---------------------------             Chief Financial Officer and
        Vincent J. de Sostoa                    Chief Accounting Officer
