Form 10-K/A
period 1997-12-31
OMI CORP
filed 1998-05-14
CIK 732780

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 14, 1998
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                              --------------------

                         COMMISSION FILE NUMBER 1-10164

                                    OMI CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                              13-2625280
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (212) 986-1960.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


COMMON STOCK, PAR VALUE $.50 PER SHARE             NEW YORK STOCK EXCHANGE
--------------------------------------      ------------------------------------
           Title of Class                   Name of Exchange on which Registered

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                              --------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

             YES [X]         NO [_]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

             YES [X]         NO [_]

  AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY NON-AFFILIATES,
           BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE
                  AS OF THE CLOSE OF BUSINESS ON MAY 14, 1998:

                                  $436,281,299

                NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK
                        OUTSTANDING PAS OF MAY 13, 1998:

                                   43,089,511

         THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO
                          PART III OF THIS FORM 10-KA:

(1) PORTIONS OF THE OMI CORP. 1997 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                           OMI CORP. AND SUBSIDIARIES
                                   FORM 10-KA
                                DECEMBER 31, 1997

     Filed herewith is the Company's amended Form 10K (Form 10KA) for the year ended December 31, 1997.

     In accordance with Rule 408 (g) of Regulation S-X, the financial statements of Amazon Transport, Inc. in which the Company has a 49 percent ownership interest are included in this Form 10K.

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

NOTE 17--COMMITMENTS AND CONTINGENCIES


     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, after review with its general counsel, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.


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

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

AMAZON TRANSPORT INC.

Reports of Independent Auditors:
  Deloitte & Touche LLP ...............................................    1
  Arthur Andersen & Co. ...............................................    2
Balance Sheets as of December 31, 1997 and 1996 .......................    3
Statements of Operations for the three years ended December 31, 1997 ..    4
Statements of Cash Flows for the three years ended December 31, 1997 ..    5
Notes to Financial Statements .........................................    6

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Amazon Transport, Inc.:

We have audited the accompanying statement of operations and statement of cash flows of Amazon Transport, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


New York, New York
February 28, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders of Amazon Transport, Inc.:


We have audited the accompanying balance sheets of Amazon Transport, Inc. as of December 31, 1997 and 1996 and the related statements of operations and statements of cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Transport Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years ended December 31, 1997 in conformity with generally accepted accounting principles.


         Arthur Andersen & Co.
         --------------------------------------------------------
         Morten Drake State Authorized Public Accountant (Norway)


Oslo, Norway February 23, 1998

                             AMAZON TRANSPORT, INC.
                                 BALANCE SHEETS

                                                         DECEMBER 31,
                                                 ------------------------------
                                                     1997              1996
                                                 -----------       ------------

ASSETS

CURRENTS ASSETS
Cash and cash equivalents ................       $ 3,786,565       $  2,382,368

Accounts receivable ......................         2,158,842            881,835
Bunkers ..................................           491,848            618,453
                                                 -----------       ------------
Total currents assets ....................         6,437,255          3,882,656
                                                 -----------       ------------

Long term assets

Vessel - net of accumulated
  depreciation ...........................        14,028,230         14,648,956
                                                 -----------       ------------
Total long term assets ...................        14,028,230         14,648,956
                                                 -----------       ------------
Total assets .............................       $20,465,485       $ 18,531,612
                                                 ===========       ============

LIABILITIES AND EQUITY

Current Liabilities

Payable to shareholders ..................       $        --       $  3,000,000
Accounts payable .........................         2,991,260          1,485,939
                                                 -----------       ------------
Total current liabilities ................         2,991,260          4,485,939
                                                 -----------       ------------
Total liabilities ........................         2,991,260          4,485,939
                                                 -----------       ------------

EQUITY

Share capital ............................               900                900

Accumulated result 1/1 ...................        14,044,773         16,950,101
Net income (loss) ........................         3,428,552         (2,905,328)
                                                 -----------       ------------
Total equity .............................        17,474,225         14,045,673
                                                 -----------       ------------
Total liabilities and equity .............       $20,465,485       $ 18,531,612
                                                 ===========       ============

                             AMAZON TRANSPORT, INC.
                            STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                        1997            1996            1995
                                   ------------    ------------    ------------

OPERATING INCOME AND COSTS

Gross freight ..................   $ 15,692,654    $ 10,841,157    $ 10,248,009
Voyage related costs ...........     (6,584,317)     (5,121,885)     (5,284,785)
                                   ------------    ------------    ------------
Net voyage revenue .............      9,108,337       5,719,272       4,963,224

Crew wages and social security .     (1,462,583)     (1,832,746)     (1,103,596)
Other operating costs ..........     (3,794,536)     (6,342,667)     (4,571,021)
                                   ------------    ------------    ------------
Profit before depreciation .....      3,851,218      (2,456,141)       (711,393)

Depreciation ...................       (620,726)       (620,726)       (620,619)
                                   ------------    ------------    ------------
Operating result ...............      3,230,492      (3,076,867)     (1,332,012)
                                   ------------    ------------    ------------
FINANCIAL INCOME AND COSTS:

Interest received ..............        200,267         174,453         119,588
Net gain (loss) on foreign
  exchange .......................         (311)         (1,648)             --
Other financial costs ..........         (1,896)         (1,266)             --
                                   ------------    ------------    ------------
Net financial items ............        198,060         171,539         119,588
                                   ------------    ------------    ------------
Net income (loss) ..............   $  3,428,552    $ (2,905,328)   $ (1,212,424)
                                   ============    ============    ============

                                            AMAZON TRANSPORT, INC.
                                           STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                   1997                1996                 1995
                                                               -----------          -----------          -----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES

Net income (loss) ........................................     $ 3,428,552          $(2,905,328)         $(1,212,424)

Depreciation .............................................         620,726              620,726              620,619

Change in short term assets ..............................      (1,150,402)            (479,882)            (178,013)

Change in short term liabilities .........................       1,505,321              944,225            2,367,932
                                                               -----------          -----------          -----------
Net cash provided (used) by operating
  activities .............................................       4,404,197           (1,820,259)           1,598,114
                                                               -----------          -----------          -----------
CASH FLOW USED BY FINANCING ACTIVITIES
Repayment of loan to shareholders ........................      (3,000,000)                  --                   --
                                                               -----------          -----------          -----------
CASH FLOW USED BY INVESTING ACTIVITIES
Additions to vessel ......................................              --                   --              (17,265)
                                                               -----------          -----------          -----------
Net increase (decrease) in cash and cash
  equivalents ............................................       1,404,197           (1,820,259)           1,580,849

Cash and cash equivalents beginning of year ..............       2,382,368            4,202,627            2,621,778
                                                               -----------          -----------          -----------
Cash and cash equivalents end of year ....................     $ 3,786,565          $ 2,382,368          $ 4,202,627
                                                               ===========          ===========          ===========

AMAZON TRANSPORT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


     Cash Flows - Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest in 1997, 1996 or 1995.

3.   RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with Bergesen, who act as technical and commercial managers of the Settebello. The Company paid Bergesen management fees of $256,204 for the year ended December 31, 1997 and $250,000 for the year ended December 31, 1996.

     For the year ended December 31, 1995, the Company had management service agreements with UBC who acted as technical manager and Bergesen who acted as commercial manager. The Company paid UBC and Bergesen $85,001 and $125,001, respectively, for the year ended December 31, 1995.

     During 1997 the Company paid back the loan to the shareholders of $3,000,000.