Form 10-Q
period 1998-03-31
OMI CORP
filed 1998-05-15
CIK 732780

BEING FILED PURSUANT TO RULE 901(d) OF REGULATION S-T
================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

              For the period from _____________ to _______________

                                                      COMMISSION FILE NUMBER
                                                      ----------------------
                                                              1-10164



                                    OMI CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-2625280
 ----------------------------                                 ----------------
 (State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

90 PARK AVENUE, NEW YORK, N.Y.                                       10016
------------------------------                                    ----------
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

         Yes  |X|    No |_|

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 11, 1998:

            Common Stock, par value 0.50 per share 43,089,511 shares

================================================================================

                           OMI CORP. AND SUBSIDIARIES
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION PAGE

ITEM 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Statements of
              Operations for the three months
              ended March 31, 1998 and 1997                                   3

            Condensed Consolidated Balance Sheets-
              March 31, 1998 and December 31, 1997                            4

            Consolidated Statements of Changes in Stockholders'
              Equity for the year ended December 31, 1997 and
              the three months ended March 31, 1998                           5

            Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                           6

            Notes to Condensed Consolidated Financial
              Statements                                                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13


PART II: OTHER INFORMATION                                                   21

SIGNATURES                                                                   22

                           OMI CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Revenues:
  Voyage revenues                                        $ 62,070      $ 57,474
  Other income                                                450           588
                                                         --------      --------
    Total revenues                                         62,520        58,062
                                                         --------      --------
Operating Expenses:
  Vessel and voyage                                        28,508        32,349
  Operating leases                                         18,710        11,338
  Depreciation and amortization                             7,490         7,285
  General and administrative                                4,617         3,652
                                                         --------      --------
    Total operating expenses                               59,325        54,624
                                                         --------      --------
Operating income                                            3,195         3,438
Other Income (Expense):
  Gain on disposal of assets-net                              550           893
  Interest expense-net                                     (1,398)       (3,283)
  Minority interest in loss (income)
       of subsidiary                                           17           (16)
                                                         --------      --------
    Net other expense                                        (831)       (2,406)
                                                         --------      --------
Income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle                            2,364         1,032
Provision for income taxes                                  1,161           599
                                                         --------      --------
Income before equity in
  operations of joint ventures
  and cumulative effect of change in
  accounting principle                                      1,203           433
Equity in operations of joint ventures                      1,042         1,107
                                                         --------      --------
Income before cumulative effect of
  change in accounting principle                            2,245         1,540
Cumulative effect of change in accounting
  principle, net of tax provision of $7,429                    --        13,797
                                                         --------      --------
Net income                                                  2,245        15,337
Other comprehensive income net of tax:
  Net change in valuation account                              44           (21)
                                                         --------      --------
Comprehensive income                                     $  2,289      $ 15,316
                                                         ========      ========
Basic earnings per common share:
Income before cumulative effect of
  change in accounting principle                         $   0.05      $   0.04
Net income                                               $   0.05      $   0.36

Diluted earnings per common share:
Income before cumulative effect of
  change in accounting principle                         $   0.05      $   0.03
Net income                                               $   0.05      $   0.35

           See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      MARCH 31,     DECEMBER 31,
                                                         1998          1997
                                                     -----------    -----------
                                                     (UNAUDITED)

ASSETS
Current assets:
 Cash, including cash equivalents:
  1998-$17,500, 1997-$25,900                          $  24,099       $  32,489
 Receivables:
   Traffic                                               15,892          11,527
   Other                                                  6,753           8,654
 Prepaid expenses and current assets                     16,273          18,732
 Vessel held for sale                                    38,960              --
                                                      ---------       ---------
     Total current assets                               101,977          71,402
                                                      ---------       ---------
Capital Construction Fund                                11,153          10,969

Vessels and other property, at cost                     469,181         518,709
Construction in progress                                 67,923          56,032
Less accumulated depreciation                          (200,612)       (204,516)
                                                      ---------       ---------
Vessels, construction in progress
  and other property-net                                336,492         370,225
                                                      ---------       ---------
Investments in, and advances to
  joint ventures                                         29,422          28,155

Note receivable                                           9,000           9,000

Other assets and deferred charges                        27,753          28,836
                                                      ---------       ---------
Total                                                 $ 515,797       $ 518,587
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   3,909       $   6,314
  Accrued liabilities:
    Voyage and vessel                                     8,977          10,979
    Interest                                              1,454           1,528
    Other                                                 3,976          10,424
  Deferred gain on sale of vessels                        5,809           5,809
  Current portion of long-term debt                      56,852          16,575
                                                      ---------       ---------
     Total current liabilities                           80,977          51,629
                                                      ---------       ---------
Advance time charter revenues and other
 liabilities                                              2,456           3,114
Deferred gain on sale of vessels                         28,847          30,299
Deferred income taxes payable                            65,449          64,264
Long-term debt                                          115,292         146,341
Minority interest in subsidiary                              --           1,917
Stockholders' equity                                    222,776         221,023
                                                      ---------       ---------
Total                                                 $ 515,797       $ 518,587
                                                      =========       =========

           See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)



                                                                          UNEARNED
                                                                        COMPENSATION
                                          COMMON STOCK        CAPITAL    RESTRICTED
                                        SHARES    AMOUNT      SURPLUS      STOCK
                                        ------   --------    ---------  ------------

Balance as of January 1, 1997           42,691   $ 21,346    $ 184,251    $ (1,039)

Comprehensive income:
  Net income
  Net change in valuation account

Comprehensive income
Retirement of partner's equity
  interest in joint venture                                        777
Retirement of minority stockholder's
  equity interest in subsidiary                                   (549)
Exercise of stock options                  325        162        1,834
Issuance of restricted stock awards         50         25          413        (438)
Amortization of unearned compensation                                          372
                                        ------   --------    ---------   ---------
Balance at December 31, 1997            43,066     21,533      186,726      (1,105)

Comprehensive income:
  Net income
  Net change in valuation account
Comprehensive income

Exercise of stock options                   16          8           80
Retirement of minority stockholders'
  equity interest in subsidiary                                   (681)
Amortization of unearned
  compensation                                                                  57
                                        ------   --------    ---------   ---------
Balance at March 31, 1998               43,082   $ 21,541    $ 186,125   $  (1,048)
                                        ======   ========    =========   =========




                                                              ACCUMULATED
                                                  RETAINED       OTHER                        TOTAL
                                                  (DEFICIT) COMPREHENSIVE  COMPREHENSIVE   STOCKHOLDERS'
                                                  EARNINGS      INCOME         INCOME         EQUITY
                                                  --------- -------------  -------------   -------------
Balance as of January 1, 1997                     $  (1,848)  $    4,868                  $   207,578

Comprehensive income:
  Net income                                         10,827                  $   10,827        10,827
  Net change in valuation account                                     22             22            22
                                                                              ---------
Comprehensive income                                                         $   10,849
                                                                              =========
Retirement of partner's equity
  interest in joint venture                                                                       777
Retirement of minority stockholder's
  equity interest in subsidiary                                                                  (549)
Exercise of stock options                                                                       1,996
Issuance of restricted stock awards                                     -                           -
Amortization of unearned compensation                                                             372
                                                   --------    ---------                  -----------
Balance at December 31, 1997                          8,979        4,890                      221,023

Comprehensive income:
  Net income                                          2,245                   $   2,245         2,245
  Net change in valuation account                                     44             44            44
                                                                              ---------
Comprehensive income                                                          $   2,289
                                                                              =========
Exercise of stock options                                                                          88
Retirement of minority stockholders'
  equity interest in subsidiary                                                                  (681)
Amortization of unearned
  compensation                                                                                     57
                                                   --------    ---------                  -----------
Balance at March 31, 1998                          $ 11,224    $   4,934                  $   222,776
                                                   ========    =========                  ===========

            See notes to condensed consolidated financial statements

                           OMI CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                      -------------------------------
                                                                        1998                   1997
                                                                      --------               --------

CASH FLOWS USED BY OPERATING ACTIVITIES:
Net income                                                            $  2,245               $ 15,337
  Adjustments to reconcile net income to net cash
    used by operating activities:
     Cumulative effect of change in accounting principle,
       net of income tax provision                                          --                (13,797)
     Increase in deferred income taxes                                   1,161                    599
     Depreciation and amortization                                       7,490                  7,285
     Amortization of unearned compensation                                  57                    101
     Loss on disposal of assets-net                                         --                   (893)
     Amortization of deferred gain on sale of vessel                    (1,452)                  (443)
     Equity in operations of joint ventures
       over dividends received                                          (1,042)                (1,107)
  Changes in assets and liabilities:
     Increase in receivables and other current assets                       (5)                (7,096)
     Advances (from) to joint ventures -- net                             (225)                   122
     Decrease (increase) in other assets and
       deferred charges                                                    922                 (2,283)
     (Decrease) increase in accounts payable and
       accrued liabilities                                             (10,874)                   833
     Decrease in advance time charter revenues
       and other liabilities                                              (658)                (2,089)
     Other assets and liabilities -- net                                    61                     81
                                                                      --------               --------
Net cash used by operating activities                                   (2,320)                (3,350)
                                                                      --------               --------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessels and other property                               (12,436)               (25,110)
 Proceeds from disposal of assets                                           --                 50,890
 Payments for the retirement of minority
   stockholders' interest                                               (2,584)                (2,456)
 Proceeds and interest received and reinvested in the
   Capital Construction Fund                                              (194)                  (220)
                                                                      --------               --------
Net cash (used) provided by investing activities                       (15,214)                23,104
                                                                      --------               --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from line of credit                                           10,000                     --
 Payments on long-term debt                                               (772)               (50,752)
 Payments for debt issue costs                                            (175)                  (250)
 Net proceeds from issuance of common stock                                 91                    413
                                                                      --------               --------
Net cash provided (used) by financing activities                         9,144                (50,589)
                                                                      --------               --------
Net decrease in cash and cash equivalents                               (8,390)               (30,835)
Cash and cash equivalents at beginning of period                        32,489                 47,877
                                                                      --------               --------
Cash and cash equivalents at end of period                            $ 24,099               $ 17,042
                                                                      ========               ========

            See notes to condensed consolidated financial statements.

                           OMI CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corp. and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1997 financial statements to conform to their 1998 presentation. Reference is made to the Company's Form 10K for additional information.

NOTE 2 - RESTRUCTURING

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

In connection with the acquisition of MTL, OMI plans to spin off, as a tax free distribution to shareholders, the entity owning and operating its foreign assets and operations ("New OMI"). New OMI will retain the OMI name and will be managed by OMI's current management. The combined OMI-MTL entity ("New MTL") will use the MTL name and will be managed by MTL's current management. Upon completion of the acquisition and the spin off, holders of OMI shares prior to the transaction will own approximately two-thirds of the outstanding shares of New MTL, as well as substantially all outstanding shares of New OMI. Former MTL shareholders will hold approximately 31 percent of the outstanding shares of New MTL.

The transaction is subject to a number of conditions, any of which may be waived by OMI, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service ("IRS") and OMI shareholder approval. A favorable ruling was received from the IRS in April 1998, and the transaction is expected to be completed in June 1998.

NOTE 3 - ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

Effective January 1, 1997,the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the prepaid method survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13,797,000 (net of income taxes of $7,429,000), or $0.32 per share. The three months ended March 31, 1997 was previously presented using the accrual method of accounting and has been restated to reflect this change.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and, if dilutive, the conversion of the 7% convertible note due 2004.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
(in thousands, except per share amounts)                    1998           1997
                                                           ------         ------

BASIC EARNINGS PER SHARE:
 Weighted average common shares outstanding ......         43,072         42,783
                                                           ======         ======
DILUTED EARNINGS PER SHARE:
 Weighted average common shares outstanding ......         43,072         42,783
 Options .........................................            361            683
                                                           ------         ------
 Weighted average common shares-diluted ..........         43,433         43,466
                                                           ======         ======
BASIC EARNINGS PER COMMON SHARE:
 Income before cumulative effect
  of change in accounting principle ..............         $ 0.05         $ 0.04
 Cumulative effect of change in accounting
  principle, net of income tax provision .........             --           0.32
                                                           ------         ------
 Net income per common share .....................         $ 0.05         $ 0.36
                                                           ======         ======
DILUTED EARNINGS PER COMMON SHARE:
 Income before cumulative effect
  of change in accounting principle ..............         $ 0.05         $ 0.03
 Cumulative effect of change in accounting
  principle, net of income tax provision .........             --           0.32
                                                           ------         ------
 Net income per common share .....................         $ 0.05         $ 0.35
                                                           ======         ======


The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share because the effect was antidilutive.

NOTE 5 - INCOME TAXES

The provision for income taxes on income excluding the cumulative effect of change in accounting principle varies from the statutory rates as follows:

                                                 FOR THE THREE
                                             MONTHS ENDED MARCH 31,
                                             ----------------------
(in thousands)                                 1998         1997
                                              ------       -----
Provision calculated at
 statutory rates                              $1,192       $ 748
Adjustment for equity in operations
 of certain joint ventures                       (31)       (149)
                                              ------       -----
Provision for income taxes                    $1,161       $ 599
                                              ======       =====

The Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $2,956,000 and $6,185,000 for the three months ended March 31, 1998 and 1997, respectively. Income taxes of $1,958,000 were paid during the first quarter of 1997. There were no income taxes paid during the three months ended March 31, 1998.

In March 1997 the Company delivered a vessel with net book value of $9,800,000 to new owners as part of an exchange transaction. Cash in the amount of $11,000,000 was received and was held in an escrow account until the delivery of the vessel in April 1997 to the Company which completed the exchange transaction.

NOTE 7 - JOINT VENTURE INFORMATION

Amazon and White Sea are both 49.0 percent owned by OMI and are accounted for using the equity method. Summarized income statement information for the three months ended March 31, 1998 and 1997 is as follows:

                                                   FOR THE THREE
                                                MONTHS ENDED MARCH 31,
                                     -----------------------------------------
                                           AMAZON                WHITE SEA
                                     -----------------------------------------
(in thousands)                        1998        1997        1998       1997
                                     ------      ------      ------     ------

Revenues                             $2,511      $2,180      $2,532     $2,977
Expenses                              1,306       1,571       1,863      2,094
                                     ------      ------      ------     ------
Operating income                     $1,205      $  609      $  669     $  883
                                     ======      ======      ======     ======
Net income                           $1,244      $  638      $  682     $2,040
                                     ======      ======      ======     ======

NOTE 8 - CREDIT LINES/LOAN AGREEMENTS

In March 1997, OMI signed a revolving credit/term loan agreement providing for a credit facility in the amount of $133,000,000 not to exceed 70 percent of the fair market value of the vessels securing the loan. The Company had an outstanding balance of $109,090,000 under this credit facility at March 31, 1998 which included $10,000,000 that was drawn down in the first quarter and repaid in April 1998. The credit facility is secured by mortgages on eleven vessels with a book value aggregating $178,368,000. The notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on the Company's funded debt to equity ratio and interest coverage ratio. The agreement which expires in March 2002 provides for nine semi-annual reductions in the credit facility; the first five are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current repayments are not required. However, the amounts classified as current maturities of long-term debt at March 31, 1998 include two payments on such debt aggregating $11,000,000 as the Company intends to make such payments. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sale proceeds; however, the Company is permitted to substitute another vessel as collateral. The credit facility contains financial covenants with respect to required levels of cash, interest rate coverage, net worth and ratio of funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

The Company also has two revolving credit facilities for amounts up to $50,000,000 and $75,000,000. These revolving credit facilities are to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels.

In May 1998, the Company signed a commitment letter for a revolving credit facility in the amount of $53,000,000. This revolving credit facility will be used to partially finance the two newly constructed product tankers upon their respective delivery dates from the shipyard and to refinance two Panamax product tankers. Amounts drawn are to be repaid in ten years for the newbuildings and in five years for the Panamaxes. The revolving credit facility will bear interest at LIBOR plus a margin ranging from 65 to 95 basis points which is computed based on the Company's funded debt to total capitalization ratio. The revolving credit facility contains financial covenants with respect to required levels of cash, interest rate coverage, net worth and ratio of funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

NOTE 10 - FINANCIAL INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS

     The Company organizes its business principally into three segments. These segments and their respective operations are as follows:

Domestic - Includes U.S. Flag vessels, OMI Petrolink Corporation, (a lightering services company) OMI Ship Management (provides technical services to U.S. Maritime Administration), Inc., and corporate expenses which are unallocated to operations of particular vessels.

Product Carrier Fleet - Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene.

Crude Oil Tanker Fleet - Includes vessels that normally carry crude oil and "dirty" products.

The following is a summary of the operations by major operating segments:


                                                              FOR THE THREE
                                                         MONTHS ENDED MARCH 31,
                                                         ----------------------
(in thousands)                                             1998          1997
                                                         --------      --------

TOTAL REVENUES:
Domestic ...........................................     $ 22,488      $ 24,230
Foreign:
  Product Carrier Fleet ............................       13,259        17,512
  Crude Oil Tanker Fleet ...........................       26,759        14,994
  Other ............................................           14         1,326
                                                         --------      --------
   Total ...........................................     $ 62,520      $ 58,062
                                                         ========      ========
INCOME BEFORE INCOME TAXES, EQUITY IN
OPERATIONS OF JOINT VENTURES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Domestic ...........................................     $ (1,302)     $ (1,550)
Foreign:
  Product Carrier Fleet ............................          728         1,692
  Crude Oil Tanker Fleet ...........................        4,066           463
  General and administrative expense not
   allocated to vessels ............................         (877)       (1,178)
  Other ............................................         (251)        1,605
                                                         --------      --------
   Total ...........................................     $  2,364      $  1,032
                                                         ========      ========


Mortgage debt of OMI and its related interest expense have been allocated to Foreign based upon the value of the vessel collateralizing the debt.

General and administrative expense included in determining income before income taxes, equity in operations of joint ventures and cumulative effect of change in accounting principle includes an allocation of costs of corporate administrative services provided by Domestic. The foreign segments are charged a fixed amount per month per vessel for vessel management and accounting activities and is charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating are reasonable.

NOTE 11 - DISPOSAL AND ACQUISITION OF ASSETS

The Company is constructing five double-hulled Suezmax tankers, with an option for two more; four for a cost of approximately $54,000,000 per vessel and one for approximately $50,000,000. One of these vessels will be delivered mid-1998, two in the third quarter of 1998, one in the first quarter of 1999 and one in the second quarter of 2000. On February 26, 1998, the Company contracted with the same shipyard for the construction of two 35,000 dwt product carriers at a cost of approximately $30,000,000 per vessel. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999.

On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45,500,000. The vessel will be delivered to the new owners in August 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI's financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q.

     The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words, "expect", "plan", "anticipate", and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

GENERAL

  Overview

     OMI Corp. ("OMI" or the "Company") is one of the largest, measured by deadweight tonnage ("dwt"), publicly traded bulk shipping companies headquartered in the United States. OMI provides seaborne transportation services for crude oil, refined petroleum products and, to a much lesser extent through a joint venture, dry bulk cargoes (primarily iron ore, coal and grain). The charter rates that the Company is able to obtain for its vessels are determined in highly competitive markets. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply and demand for vessels.

     Net income for the three months ended March 31, 1998 was $2.2 million or $0.05 per share compared to $15.3 million or $0.36 per share for the three months ended March 31, 1997. Included in net income of $15.3 million for the three months ended March 31, 1997 is income of $13.8 million or $0.32 per share, net of tax, from the cumulative effect of a change in accounting principle.

MARKET OVERVIEW

     The product carrier market is the market segment which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Average freight rates in this market improved in 1997 over 1996. However, rates reached a very high level in the first quarter of 1997 but receded gradually after that. The decline was the result of higher refinery throughput in industrialized countries as well as reduced growth in oil product imports in the Pacific region due to refinery capacity additions in the area and financial crises in Southeast Asia and Korea. Product tanker rates were at low levels in the first quarter of 1998 as a result of a very mild winter in the U.S. and Europe.

     The improvement in tanker freight rates which began in mid-1995 continued through 1997 with average rates increasing for all tanker size groups. The rate gains in the last few years have been the result of high oil demand growth which together with a modest increase in the supply of tankers have created a better tanker supply/demand balance. Average freight rates for Suezmaxes and Very Large Crude Carriers early in 1998 were higher than the rates prevailing in the same period a year ago, but lower for Aframax tankers. Tanker freight rates are expected to improve further due to the general strength of the world economy, the expected continued increase in oil demand growth (notwithstanding the financial crises in Southeast Asia and Korea) the large proportion of old tanker tonnage relative to the orderbook and the continued focus of governments and charterers on safe, well maintained tonnage.

FOREIGN OVERVIEW

     The Company currently operates a wholly-owned foreign flag fleet consisting of thirteen product carriers and six crude oil tankers (five Suezmaxes and one Aframax). Additionally, the fleet's results include two crude oil carriers and one drybulk carrier owned approximately 50 percent with joint venture partners and four chartered-in tankers.

     The Company's Suezmax fleet is one of the largest independent fleets in the world. The Company has targeted the Suezmax market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, as well as the growth potential in the crude oil market. To take advantage of the upward freight rate trend in the crude tanker market, the Company is building five double-hulled Suezmax tankers, with an option for two more; four for a cost of approximately $54 million per vessel and one for approximately $50 million. Three of these new vessels will be delivered mid-1998, one in the first quarter of 1999 and one in the second quarter of 2000. In addition, OMI placed an order for two 35,000 dwt. product carriers, for a cost of approximately $30 million per vessel for delivery in the second half of 1999.

     The following chart illustrates the fluctuation of daily TCE rates for product carriers and Suezmax tankers and volatility of both markets by quarter for 1997 and the first quarter 1998 (TCE's, or time charter equivalent rates equate spot market rates with time charter rates by deducting voyage expenses from voyage revenues):


[QUARTERLY TCE RATES FOR TANKERS--CHART]

                             1997Q1   1997Q2   1997Q3   1997Q4   1998Q1
                             ------   ------   ------   ------   ------
                                           $000's/Per Day

   Product ..............    19,400   13,900   12,000   10,900    7,400
   Crude ................    22,500   22,900   23,500   25,700   26,800


Product rates represent Caribbean/U.S. Atlantic Coast Voyage for mid-1980s built vessels. Crude rates represent West Africa/ U.S. Atlantic Coast Voyage for mid-1970s built vessels.

Source: Fearnleys, Oslo

DOMESTIC OVERVIEW

     During the past few years management of OMI has disposed of most of its U.S. flag vessels. In September 1997, OMI agreed, as part of the final step to owning a purely international fleet, to acquire Marine Transport Lines, Inc.("MTL"), a privately owned company specializing in U.S. marine and transportation services, principally to the energy and chemical industries. In connection with the acquisition of MTL, OMI plans to spin off as a tax free distribution to shareholders, the entity holding and operating its foreign assets ("New OMI"). New OMI will retain the OMI name and will be managed by OMI's current management. The transaction is subject to a number of conditions, any of which may be waived by OMI, including the receipt by OMI of a favorable private letter ruling from the Internal Revenue Service ("IRS") and OMI shareholder approval. A favorable ruling was received from the IRS in April 1998, and the transaction is expected to be completed in June 1998.

OTHER

     Interest expense historically has been a significant factor in the Company's financial performance. During the three months ended March 31,1997, net corporate debt was reduced by $50.8 million and by year end 1997 was reduced further by an additional $23.4 million. In January 1997, proceeds of $40.0 million from the sale of the OMI COLUMBIA were used to pay down debt. In April 1997, the Company again refinanced its remaining debt at more favorable rates and paid down $16.9 million in debt from the sale of the ALTA in May 1997. This net decrease in average debt outstanding, along with reduced interest rates and increased capitalized interest, resulted in a reduction in interest expense from $4.1 million in the first quarter 1997 to $2.1 million in the first quarter 1998.

RESULTS OF OPERATIONS

     Results of operations of OMI include operating activities of the Company's vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues, which equals voyage revenues minus vessel and voyage and operating lease expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are precorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain operating expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all operating expenses; as a result, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, nearly all expenses are for the ship owner's account and the length of the charter is one voyage. Revenues therefore may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenue for voyage charters are waiting time between cargoes, port costs and bunker prices.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $14.9 million for the three months ended March 31, 1998 increased by a net $1.1 million from $13.8 million for the same period in 1997. Changes in net voyage revenues for the three months ended 1998 compared to 1997 are discussed as follows by the market segments in which OMI primarily operates.



(IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31,                           1998        1997
--------------------------------------------------------------------------------
VOYAGE REVENUES:
Domestic .............................................       $  22.0     $  23.7
Foreign:
  Product Carrier Fleet ..............................          13.3        17.5
  Crude Oil Tanker Fleet .............................          26.8        15.0
  All Other ..........................................          --           1.3
                                                             -------------------
     Total ...........................................       $  62.1     $  57.5
                                                             ===================
VESSEL, VOYAGE AND OPERATING LEASE EXPENSES:
Domestic .............................................       $  20.3     $  22.7
Foreign:
  Product Carrier Fleet ..............................           7.8        10.0
  Crude Oil Tanker Fleet .............................          19.1        10.9
  All Other ..........................................          --            .1
                                                             -------------------
     Total ...........................................       $  47.2     $  43.7
                                                             ===================
NET VOYAGE REVENUES:
Domestic .............................................       $   1.7     $   1.0
Foreign:
  Product Carrier Fleet ..............................           5.5         7.5
  Crude Oil Tanker Fleet .............................           7.7         4.1
  All Other ..........................................          --           1.2
                                                             -------------------
     Total ...........................................       $  14.9     $  13.8
                                                             ===================


FOR THE THREE MONTHS ENDED  MARCH 31, 1998 VERSUS  MARCH 31, 1997

DOMESTIC

     Domestic net voyage revenues increased $.7 million to $1.7 million for the three months ended March 31, 1998, as compared to $1.0 million for the same period in 1997.

     Increases in net voyage revenues were attributable to adjustments on the three product carriers related to income of approximately $1.5 million from a governmental program which provided subsidy on the three vessels whose contracts have expired. Final rates related to the contracts were approved in the first quarter 1998. Increases in net voyage revenue were offset by decreases of approximately $0.8 million relating to 143 additional offhire days on domestic vessels in the first quarter 1998 compared to the same period in 1997.

     On January 31, 1997, the OMI COLUMBIA, a crude oil tanker which transports Alaskan North Slope oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. OMI continues to operate the OMI COLUMBIA. A gain of approximately $25 million was deferred and is currently being amortized to the end of the lease term.

     The three remaining vessels in the domestic fleet are currently in lay up. Two of the vessels were redelivered in February and April 1997 having been on long-term time charters with the U.S. Military Sealift Command. One of the vessels was then on another time charter until February 1998. The third vessel was on time charter in 1996 which ended in February 1997. The Company is currently considering two potential charter opportunities for these vessels.

FOREIGN

     Foreign net voyage revenues of $13.2 million in the first quarter 1998 increased $0.4 million from $12.8 million in the comparable period in 1997. Included in this increase are decreases in other net voyage revenue of $1.2 million primarily relate to the sale of the LPG carrier which was disposed of in March 1997. In addition, the cost of bunkers for the vessels declined approximately 30 percent in 1998 as compared to 1997. Other changes are discussed as follows according to the two foreign market segments in which OMI primarily operates.

PRODUCT CARRIER FLEET

     The product carrier fleet consisted of thirteen vessels (ten Handysize and three Panamaxes) at March 31, 1998 as compared to twelve vessels (nine Handysize and three Panamaxes) at March 31, 1997. The Company maintained a mix of approximately seven product carriers on time charters of which four were redelivered during the first quarter of 1998 and one in April 1998. The rates on the two remaining time charters fluctuate with the market, similar to spot charters. These two vessels are participating in a new marketing pool which primarily trades in the Far East. The pool was formed in late 1997 by a 50 percent owned joint venture.

     Net voyage revenues decreased by $2.0 million for the three months ended March 31, 1998 compared to the same period in 1997. This decrease is a result of the decline in rates for product tankers operating in the spot market in 1998, as previously discussed above. Substantially all product tankers are operating in the spot market at this time. Additionally, one vessel, the ELBE, operated in the clean products market in the first quarter of 1997 and is operating in the crude oil segment in 1998, resulting in a decrease in net voyage revenue in the clean product segment of $0.9 in 1998. Decreases in net voyage revenue were partially offset by $0.8 million generated by the SEVERN, a vessel acquired in April 1997.

CRUDE TANKER FLEET

     At March 31,1998, the crude fleet consisted of six wholly-owned vessels (five Suezmaxes and one Aframax) and four chartered-in Suezmaxes;
ten are currently operating in the spot market and one vessel is operating on a time charter. In 1997, OMI owned seven vessels, with three of these vessels operating in the spot market.

     Net voyage revenues generated by the crude tanker fleet increased by $3.6 million in 1998 compared to the same period in 1997 primarily for four reasons; first, due to improved freight rates resulting from better market conditions in 1998. In addition, in order to maximize profits on voyages, the Company attempts to triangulate voyages for the newer ships; that is, lessen the amount of the ballast leg (the part of the voyage where no cargo is carried), in order to increase the utilization of the vessel; second, due to decreases in fuel expense for vessels operating in the spot market; third due to three vessels chartered-in during the first quarter 1998 compared to no vessels being chartered-in the first quarter 1997; and fourth, revenue generated by ELBE which operated as a clean product carrier in 1997.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel and voyage expenses consist of depreciation and amortization and general and administrative expenses. For the three months ended March 31, 1998, these expenses increased $1.2 million to $12.1 million, from $10.9 million for the same period in 1997. General and administrative expenses increased $1.0 million primarily due to increases in salary expense and professional fees expensed in connection with the spin-off transaction. The increase in depreciation expense of $0.2 million relates to the SEVERN which was purchased in April 1997 offset by decreases in the ALTA depreciation due to its sale in May 1997.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of gain on disposal of assets-net, interest expense and interest income. Net other expense decreased by $1.6 million for the three months ended March 31, 1998 compared to the same period in 1997. Interest expense decreased by a net of $2.1 million due to the following: reduction in the average mortgage debt in 1998 compared to 1997, repayment of debt from proceeds of vessel sales, increased capitalized interest on seven vessels under construction for three months 1998 compared to four vessels for the three months in 1997 and lower average interest rates on corporate debt.

PROVISION (BENEFIT) FOR INCOME TAXES

     The income tax provision of $1.2 million for the three months ended March 31, 1998 varied from statutory rates primarily because deferred taxes are not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings, Ltd. ("White Sea") as management considers such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $0.1 million to $1.0 million in the three months ended 1998 compared to $1.1 million for the same period in 1997. The decrease in equity was primarily attributable to the acquisition of a 49.9 percent owned joint venture, Mosaic Alliance Corporation ("Mosaic"). The decrease in equity of $0.3 million due to Mosaic is a result of the Company's plan to decrease its participation in vessel-owning joint ventures. In December 1997, Mosaic acquired the 50.1 percent interest not owned by OMI and became a wholly-owned subsidiary of OMI.

     Increases in equity in operations of joint ventures offsetting the aforementioned decreases relate to Amazon, a 49 percent owned joint venture which operates one crude oil tanker, the SETTEBELLO. The equity in earnings for Amazon increased by approximately $0.3 million in 1998 as compared to the same period in 1997, due to better rates in 1998.

BALANCE SHEET

     On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45.5 million. The TANANA, a vessel with a net book value of $39.0 million, has been reclassified on the Condensed Consolidated Balance Sheet as vessel held for sale, and its related long-term debt of $30.2 million was reclassified to current. The vessel will be delivered to its new owners in August 1998.

CASH FLOWS

     Cash and cash equivalents of $24.1 million at March 31, 1998 decreased $8.4 million from a balance of $32.5 million at December 31, 1997. The Company's working capital of $21.0 million increased $1.2 million from working capital of $19.8 million at December 31, 1997. Current assets increased $30.6 million primarily due to the vessel held for sale of $39.0 at December 31, 1998. Current liabilities increased $29.3 million primarily due to the increase in current maturities of long-term debt of $30.2 million also related to the vessel held for sale. Net cash used by operating activities decreased $1.0 million to $2.3 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     Cash provided by financing activities was $9.1 million in 1998 compared to cash used of $50.6 million for the three months ended 1997. The Company drew down $10.0 million under its line of credit in the first quarter of 1998, which was repaid in April 1998. Payments on long-term debt of $50.8 million were made in 1997. Of this amount, $40 million was used to prepay debt and $10.8 million was used for scheduled debt repayments.

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $15.2 million in 1998 compared to cash provided of $23.1 million in the three months ended March 31, 1997. Net proceeds of $50.9 million were received in the first quarter of 1997 from the sale of the OMI COLUMBIA of $40.0 million and the LPG of $10.0 million. In 1998, OMI paid $10.9 million in scheduled construction in progress payments on its newbuilding vessels and approximately $1.0 million in capital expenditures for improvements on various vessels.

FINANCING FACILITIES

     During the first quarter of 1997, OMI negotiated a new bank credit facility (the "Credit Facility") with certain of its existing lenders. The obligations under the Credit Facility will be assumed by UBC at the time of the Distribution. The Credit Facility provides for a line of credit in the amount of $133.0 million (not to exceed 70 percent of the fair market value of the vessels securing the loan). On April 1, 1997, OMI drew down $101.1 million which was used to repay $44.7 million outstanding under a previous credit agreement, $45.0 million outstanding under lines of credit and a ship mortgage of $11.4 million. The Credit Facility is secured by eleven vessels at March 31, 1998. The notes under the Credit Facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semi-annual reductions in the amount which can be outstanding; the first five are $5.5 million, the next four are $8.9 million and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the Credit Facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute another vessel as collateral. The Credit Facility contains financial covenants with respect to cash, interest rate coverage, net worth and funded debt to equity. At March 31, 1998, the Company is in compliance with all of its financial covenants.

     During October 1997, the Company signed agreements with lenders for two new revolving credit facilities in the amounts of $50.0 million and $75.0 million.

These revolving credit facilities are to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. Amounts drawn on the revolving credit facilities are to be repaid no later than six months after drawdown. The revolving credit facilities will bear interest at LIBOR plus a margin ranging from 55 to 80 basis points which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. As of March 31, 1998, neither credit facility have been drawn on. The new revolving credit facilities contain the same financial covenants as the facilities described above.

     In May 1998, the Company signed a commitment letter for a revolving credit facility in the amount of $53.0 million. This revolving credit facility will be used to partially finance the two newly constructed product tankers upon their respective delivery dates from the shipyard and to refinance two Panamax product tankers. Amounts drawn are to be repaid in ten years for the newbuildings and in five years for the Panamaxes. The revolving credit facility will bear interest at LIBOR plus a margin ranging from 65 to 95 basis points which is computed based on the Company's funded debt to total capitalization ratio of funded debt to equity. Dividends paid in any year are limited to 50 percent of net income in that year.

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

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At March 31, 1998, no such deficiencies have been funded.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000

     The "Year 2000 issue" arises from the fact that many computer hardware and software systems use only two digits to represent the year. As a result, these systems may not calculate dates beyond 1999, which may result in system failures. The Company has taken steps to ensure that its systems will be year 2000 compliant. The Company has been in the process over the last year in upgrading its hardware and software systems for business reasons other than Year 2000 compliance. Therefore, the Company believes, after conversion to the new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the Year 2000 readiness of the Company's customers, suppliers and business partners may vary.

                           PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Reference to Proxy/Prospectus filed with Securities and Exchange Commission May 15, 1998.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  A. EXHIBITS

     27 OMI Corp. - Financial Data Schedule, dated March 31, 1998.

  B. REPORTS ON FORM 8-K

     As filed on May 11, 1998.

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



                                    OMI CORP.
--------------------------------------------------------------------------------
                                  (REGISTRANT)


DATE: MAY 11,1997                   BY: /s/ CRAIG H. STEVENSON, JR.
                                        ---------------------------------
                                        CRAIG H. STEVENSON, JR.
                                        PRESIDENT CHIEF EXECUTIVE
                                        OFFICER AND DIRECTOR



DATE: MAY 11, 1997                   BY: /s/ VINCENT DE SOSTOA
                                        ---------------------------------
                                        VINCENT DE SOSTOA
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER