Form 10-Q
period 1998-06-30
MARINE TRANSPORT CORP
filed 1998-08-14
CIK 732780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended       JUNE 30, 1998

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                 For the period from           to

                                                      COMMISSION FILE NUMBER

                                                              000-11573

                          MARINE TRANSPORT CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               13-2625280
      (State or other jurisdiction                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


   1200 HARBOR BOULEVARD, C-901, WEEHAWKEN, NJ              07087-0901
          (Address of principal                             (Zip Code)
            executive offices)

Registrant's telephone number, including area code  201-330-0200

         Former Name:               OMI Corp.
         Former Address:            90 Park Avenue
                                    New York, NY  10016
         Former Fiscal Year:        Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 14, 1998 :

            Common Stock, par value $0.50 per share, 5,892,605 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I:   FINANCIAL INFORMATION                                           PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Statements of                               4
            Operations for the three months and six months ended June 30, 1998 and 1997

          Condensed Consolidated Balance Sheets-                             5
            June 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Changes in                    6
            Stockholders' Equity for the year ended
            December 31, 1997 and the six months ended
            June 30, 1998

          Condensed Consolidated Statements of Cash Flows for the six        7
            months ended June 30, 1998 and 1997

          Notes to Condensed Consolidated Financial                          8
            Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           12
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II:  OTHER INFORMATION                                                 19

SIGNATURES                                                                  25

PART 1: ITEM 1: FINANCIAL INFORMATION

SUMMARY OF CERTAIN TRANSACTIONS AFFECTING THE COMPANY

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 18, 1998, through which OMI Corp. split up and distributed to its shareholders a subsidiary containing its international businesses (the "Distribution") and then acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition"). OMI Corp. then changed its name to Marine Transport Corporation.

Upon completion of the Distribution, the assets, liabilities and equity related to OMI Corp.'s international businesses were removed from the Company's balance sheet at their recorded values. For periods prior to the Distribution, the historical financial statements of the Company reflect the financial position and results of operations of OMI Corp. as reported for such periods. For periods subsequent to the Distribution and Acquisition, the Company's financial statements include the assets, liabilities, equity and operations of OMI Corp.'s domestic business and reflect the acquisition of Marine Transport Lines, Inc. under the purchase method of accounting. The comparisons of financial position and results of operations should be read with consideration of the above transactions and presentations. Users of these financial statements should be aware that future results of operations will significantly differ from the historical results of operations because of the changes in the Company which occurred as a result of the transactions described.

Notes 1 and 2 to the Condensed Consolidated Financial Statements of Marine Transport Corporation and Subsidiaries more fully describe the Distribution and Acquisition transactions and the impact of these transactions on the consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE THREE                     FOR THE SIX
                                                      MONTHS                            MONTHS
                                                   ENDED JUNE 30,                    ENDED JUNE 30,
                                                1998            1997             1998             1997
                                            ----------------------------------------------------------
Revenues:
  Voyage                                    $ 50,692        $ 53,913        $ 112,762        $ 111,387
  Other                                        3,689           3,070            4,156            3,287
                                            ----------------------------------------------------------
    Total revenues                            54,381          56,983          116,918          114,674
                                            ----------------------------------------------------------

Operating expenses:
  Vessel and voyage                           31,643          31,256           60,151           63,250
  Operating leases                            16,793          12,012           35,503           23,350
  Depreciation and amortization                6,844           7,150           14,334           14,435
  General and administrative                   5,128           3,915            9,745            7,567
                                            ----------------------------------------------------------
    Total operating expenses                  60,408          54,333          119,733          108,602
                                            ----------------------------------------------------------

Operating income                              (6,027)          2,650           (2,815)           6,072

Other income (expense):
  Gain (loss) on disposal of assets              (13)             13              537              906
  Interest expense                            (1,821)         (2,323)          (3,219)          (5,606)
  Equity in income of affiliates                 831           2,577            1,873            3,684
                                            ----------------------------------------------------------
Net other income (expense)                    (1,003)            267             (809)          (1,016)
                                            ----------------------------------------------------------

Income (loss) before income taxes
  and cumulative effect of
  change in accounting principle              (7,030)          2,917           (3,624)           5,056

Provision (benefit) for income taxes,
  including reversal of deferred
  income taxes of $38.9 million
  in the 1998 periods resulting
  from the Distribution (see Note 5)         (40,046)            507          (38,885)           1,106
                                            ----------------------------------------------------------

Income before cumulative effect of
  change in accounting principle              33,016           2,410           35,261            3,950
Cumulative effect of change in
  accounting principle, net of tax
  provision of $7,429                                                                           13,797
                                            ----------------------------------------------------------

Net income                                  $ 33,016        $  2,410        $  35,261        $  17,747
                                            ==========================================================
Basic earnings per common share:
Income before cumulative effect of
  change in accounting principle            $   7.18        $   0.56        $    7.91        $    0.92
Net income                                  $   7.18        $   0.56        $    7.91        $    4.14
Diluted earnings per common share:
Income before cumulative effect of
  change in accounting principle            $   7.06        $   0.55        $    7.77        $    0.90
Net income                                  $   7.06        $   0.55        $    7.77        $    4.06

See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JUNE 30,      DECEMBER 31,
                                                      1998           1997 (1)
                                                 -----------      -----------
                                                  (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents
  in 1997-$25,900                                $  10,157        $  32,489
 Receivables                                        12,130           20,181
 Prepaid expenses and other current assets           4,839           18,732
                                                 ---------        ---------
      Total current assets                          27,126           71,402

Capital construction fund                            4,063           10,969

Vessels and other property, at cost                103,977          518,709
Construction in progress                                --           56,032
Less accumulated depreciation                      (63,553)        (204,516)
                                                 ---------        ---------
Vessels, construction in progress
  and other property-net                            40,424          370,225

Vessel dry-docking costs                             2,582            1,818
Investments in and advances to/from
  affiliate                                          2,750           28,155
Note receivable                                      9,000            9,000
Other assets and deferred charges                   21,053           27,018
                                                 ---------        ---------
TOTAL ASSETS                                     $ 106,998        $ 518,587
                                                 =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $   7,046        $   6,314
 Accrued liabilities                                 8,373           22,931
 Current portion of long-term debt                   2,424           16,575
                                                 ---------        ---------
      Total current liabilities                     17,843           45,820

Advance time charter revenues and other
 liabilities                                         1,013            3,114

Deferred gain on sale and leaseback
 of vessels                                         20,963           36,108
Deferred income taxes payable                       20,504           64,264

Long-term debt                                      28,393          146,341

Minority interest in subsidiary                       --              1,917

Stockholders' equity                                18,282          221,023
                                                 ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 106,998        $ 518,587
                                                 =========        =========


(1) The condensed balance sheet as of December 31, 1997 has been derived from the audited financial statements as of that date.


See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE
                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                                                                                                 Unearned
                                                              Common                           Compensation          Retained
                                                               Stock           Capital          Restricted           (Deficit)
                                              Shares(1)      Amount(1)        Surplus(1)           Stock              Earnings
                                              ---------      ---------        ----------           -----              --------
Balance as of January 1, 1997                  4,269         $  2,135         $ 203,462          $ (1,039)           $  (1,848)

Comprehensive income:
  Net income                                                                                                            10,827
  Net change in valuation account
Comprehensive income


Retirement of partner's equity
  interest in joint venture                                                          777
Retirement of minority stockholders'
  equity interest in subsidiary                                                     (549)
Exercise of stock options                         33                17             1,979
Issuance of restricted stock awards                5                 2               436            (438)
Amortization of unearned compensation                                                                372
                                             --------------------------------------------------------------------------------
Balance at December 31, 1997                   4,307             2,154           206,105          (1,105)               8,979

Comprehensive income:
  Net income                                                                                                           35,261
  Net change in valuation account
Comprehensive income

Exercise of stock options                          5                 2               210
Retirement of minority stockholders'
  equity interest in subsidiary                                                     (681)
Amortization of unearned
  compensation                                                                                     1,105

Issuance of common stock                       1,926               963            10,287


Spin-off of foreign subsidiaries                                                (190,952)                          (54,046)
                                             --------------------------------------------------------------------------------
Balance at June 30, 1998                       6,238           $ 3,119          $ 24,969        $     --           $(9,806)
                                             ================================================================================


                                              Accum.Other
                                                Compre-      Compre-             Total
                                               hensive       hensive          Shareholders'
                                                Income       Income              Equity
                                                ------       ------              ------
Balance as of January 1, 1997                  $ 4,868                          $ 207,578

Comprehensive income:
  Net income                                                  $ 10,827            10,827
  Net change in valuation account                   22              22                22
                                                              --------
Comprehensive income                                          $ 10,849
                                                              ========

Retirement of partner's equity
  interest in joint venture                                                          777
Retirement of minority stockholders'
  equity interest in subsidiary                                                     (549)
Exercise of stock options                                                          1,996
Issuance of restricted stock awards                 --                                --
Amortization of unearned compensation                                                372
                                               -----------------------------------------
Balance at December 31, 1997                     4,890                           221,023

Comprehensive income:
  Net income                                                 $  35,261            35,261
  Net change in valuation account               (4,890)         (4,890)           (4,890)
                                                              --------
Comprehensive income                                          $ 30,371
                                                              ========
Exercise of stock options                                                            212
Retirement of minority stockholders'
  equity interest in subsidiary                                                     (681)
Amortization of unearned
  compensation                                                                     1,105

Issuance of common stock                                                          11,250


Spin-off of foreign subsidiaries                                                (244,998)

                                               -----------------------------------------
Balance at June 30, 1998                       $      --                       $  18,282
                                               =========================================


(1) Restated to give retroactive effect to 1 for 10 reverse stock split.

See notes to condensed consolidated financial statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            FOR THE SIX
                                                                               MONTHS
                                                                           ENDED JUNE 30,
                                                                   1998                      1997
                                                                ---------                ---------
NET CASH USED BY OPERATING ACTIVITIES                           $  (5,201)               $  (2,247)

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:

 Additions to vessels and other property                          (53,969)                 (26,398)

 Cash distributed as part of spin off of UBC's net assets         (12,600)

 Proceeds from Capital Construction Fund                            7,090

 Payments for the retirement of minority
   stockholders' interest                                          (1,917)                  (2,456)

 Purchase of MTL net of cash acquired                              (4,519)

 Proceeds and interest received and reinvested in the
   Capital Construction Fund                                         (184)                    (323)
                                                                ---------                ---------

Net cash (used) provided by investing activities                  (66,099)                 (29,177)
                                                                ---------                ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt                          72,637                  188,058

 Payments on long-term debt                                       (34,698)                (170,649)

 Issuance of common stock                                          11,250

 Payments for debt issue costs                                       (221)                    (579)

 Net proceeds from issuance of common stock                                                    791
                                                                ---------                ---------

Net cash provided (used) by financing activities                   48,968                   17,621
                                                                ---------                ---------

Net decrease in cash and cash equivalents                         (22,332)                 (13,803)

Cash and cash equivalents at beginning of period                   32,489                   47,877
                                                                ---------                ---------

Cash and cash equivalents at end of period                      $  10,157                $  34,074
                                                                =========                =========



See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Marine Transport Corporation ("MTC" or the "Company") (formerly OMI Corp.) is a U.S. based company that owns and charters a fleet of ocean-going vessels which it operates in domestic and international markets. The Company also manages vessels for other shipowners.

On June 17, 1998, the Company distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of its wholly owned subsidiary Universal Bulk Carriers, Inc. ("UBC"). UBC operated what was the Company's foreign shipping businesses, and continues to operate those businesses as OMI Corporation ("New OMI") under the Company's former management. Concurrent with the Distribution, the Company acquired all of the outstanding common stock of Marine Transport Lines, Inc. ("MTL"), a U.S. based company that owns, operates and manages U.S. and foreign flag vessels, in exchange for newly issued shares of the Company's common stock (the "Acquisition"). The Company is managed by certain officers formerly of MTL and certain former directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

Unless otherwise indicated, amounts reflected in the accompanying financial statements include the results of UBC through June 17, 1998, and the results of MTL subsequent to June 17, 1998. Immediately following the Distribution and Acquisition, the Company consummated a one-for-ten reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1997 financial statements to conform to their 1998 presentation. Reference is made to OMI Corp.'s Form 10K for the year ended December 31, 1997 and the Form S-1 filed on May 15, 1998 for additional information.

NOTE 2 - ACQUISITION AND DISTRIBUTION

As consideration for the acquisition of MTL described above, the Company issued approximately 1,926,000 shares (as adjusted for a one-for-ten reverse stock split), including 127,453 to be held in escrow pending resolution of certain post-closing adjustments, in exchange for all of the outstanding shares of MTL. The acquisition was valued at approximately $11,250,000 representing the Company's estimate of the fair value of MTL at the date the transaction was announced, and has been accounted for as a purchase.

The pro forma unaudited results of operations for the six months ended June 30, 1998 and June 30, 1997, assuming consummation of the Acquisition and Distribution as of January 1, 1997 are as follows:

                                                    Six Months Ended June 30
                                                       1998            1997
                                                   --------------------------
Revenues                                           $ 59,341        $ 71,209
Vessel, voyage and lease expense                     52,233          63,567
General and administrative expense                   13,793          13,546
(Loss) before gain on sale of vessels
  income taxes, minority interest and
  cumulative effect of change in
  accounting principle                               (6,148)         (5,904)
Loss before cumulative effect of change
      in accounting principle                        (4,608)         (6,805)
Net loss                                             (4,608)         (3,071)

Basic and diluted earnings per common share:
Loss before cumulative effect of change
      in accounting principle                      $  (0.74)       $  (1.09)
Net loss                                              (0.74)          (0.49)

As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

Distribution Agreement - The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross indemnities designed principally to place financial responsibility for the domestic related liabilities of OMI with MTC and the foreign related assets and liabilities of OMI with New OMI. New OMI, however, assumed the obligations of the Company with respect to the Company's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note in the amount of $6.8 million, which is equivalent in value to the principal amount of the Senior Notes outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of respective activities after the Distribution.

The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the date of the Distribution in connection with the Distribution will be charged to and paid by the party incurring such costs or expenses. Except as set forth in the Distribution Agreement or any related agreement, each party shall bear its own costs and expenses incurred after the date of the Distribution.

As part of the Distribution Agreement, New OMI has, subject to certain exceptions, provided indemnity to MTC for all taxes attributable to the Distribution and to certain corporate restructuring transactions preceding the Distribution.

Tax Cooperation Agreement - Prior to the Distribution, MTC and New OMI entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and conducting audits and other proceedings. In general, the Tax Cooperation Agreement provides that New OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to New OMI and its subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

Acquisition Agreement - The Acquisition Agreement provides for an adjustment in the purchase price of Marine Transport Lines, Inc. based on Working Capital amounts as of the date of the Closing compared to certain pre-established levels. The purchase price adjustment will be made by increasing or decreasing the number of shares of the Company which were exchanged for MTL's shares.

NOTE 3 - ACCOUNTING CHANGE FOR VESSEL DRYDOCKING COSTS

Effective January 1, 1997, the Company changed its method of accounting for vessel drydocking costs from the accrual method to the deferral method. Vessel drydocking costs had been accrued and charged to operating expenses over the period between drydockings, which is generally a two to three year period. Under the deferral method, vessel drydocking expenses are capitalized and amortized over the period until the next scheduled drydocking. Management believes the deferral method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13,797,000 (net of income taxes of $7,429,000), or $3.16 per diluted share for the six months ended June 30, 1997. The three months and six months ended June 30, 1997 was previously presented using the accrual method of accounting and has been restated to reflect this change.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 4,600,000 and 4,286,000 for the three months ended June 30, 1998 and 1997, respectively, and 4,455,000 and 4,282,000 for the six months ended June 30, 1998 and 1997, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 4,675,000 and 4,374,000 for the three months ended June 30, 1998 and 1997, respectively, and 4,537,000 and 4,370,000 for the six months ended June 30, 1998 and 1997, respectively.

NOTE 5 - INCOME TAXES

As a result of the Distribution, the subsidiary holding the Company's foreign shipping businesses became a decontrolled corporation for income tax purposes. Accordingly, the Company will not be subject to income taxes applicable to the future operations of these foreign businesses and the balance of deferred income taxes of approximately $38,900,000 at the date of the Distribution related to such operations was credited to income. This income tax credit accounts for almost all of the Company's net income for the three month and six month periods ended June 30, 1998 and will not recur in subsequent periods.

NOTE 6 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At June 30, 1998 Long-Term Debt consisted of the following (in thousands):

     MTL Term Loan                                     $12,113
     MTC Term Loan                                       8,887
     MTL Revolving Credit                                2,000
     MTC Revolving Credit                                1,000
     Subordinated Debt due to OMI                        6,444
     Promissory Note due to OMI                            374
                                                       -------
     Total Debt                                         30,817

     Less Current Portion                                2,424
                                                       -------
     Long-term Portion                                 $28,393
                                                       =======

All debt at June 30, 1998 was created concurrently with the Acquisition. Both the term loans and revolving credit facilities of the Company and its wholly-owned subsidiary MTL accrue interest at a floating rate that is fixed for brief periods (30-,60-,90, or 180-day periods) at the Company's discretion. The interest rate is comprised of LIBOR (which, depending on the borrowing period chosen, was approximately 5.7% at June 30, 1998) plus an incremental margin determined by the Company's ratio of Total Debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). That incremental margin can range from a maximum of 2.25% (3.0x Total Debt to EBITDA) to a minimum of 1.25% (1.0x Total Debt to EBITDA). The Company pays commitment fees quarterly on the unused and available portion of the revolving credit facilities at an annual rate equal to the aggregate of forty percent of the applicable incremental margin and one-quarter of one percent. At June 30, 1998 there were no unused and available portions of the revolving credit facilities. The subordinated debt is payable in semi-annual installments of principal and interest through November 1, 2003. The promissory note is payable in semi-annual installments of principal and interest through May 1, 2003.

The term loans are payable in twenty quarterly installments beginning in September 1998; the first four installments total $500,000 each; the next fifteen installments total $906,250 each; and the final installment of $5,406,250 is due June 18, 2003. The revolving credit facility of the Company's wholly-owned subsidiary, MTL, reduces to $1,000,000 on June 18, 2001; the remaining revolving credit facilities expire on June 18, 2003.

Among other things, the Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to use proceeds of vessel sales to reduce debt. In addition, the Company's vessels are pledged as collateral to secure the borrowings under the term loan and revolving credit facility agreements. As of June 30, 1998, the Company was in compliance with all covenants of the term loan and revolving credit facility agreements, as well as those of the subordinated debt and promissory note agreements.

In addition to the above, as of June 30, 1998 MTL had borrowed $3,250,000 from its 50%-owned affiliate, Marine Car Carriers (MI), Inc. MCCI under two unsecured promissory notes that bear interest at 8%, payable quarterly in arrears. The notes are due on June 5, 1999.

NOTE 7 - OTHER MATTERS

Pursuant to a prior charter agreement between a subsidiary of MTL and a subsidiary of a bank (the "Bank"), MTL has indemnified the Bank for certain investment tax credits previously utilized by the Bank to the extent such credits may be disallowed by the Internal Revenue Service. These investment tax credits are the basis for a claim by the Internal Revenue Service ("IRS") against the Bank amounting to approximately $5,000,000 as of June 30, 1998, including interest and penalties. MTL and the Bank are contesting the IRS claim.

In May 1998, the IRS issued a Notice of Deficiency to the Bank. The tax deficiency and interest, in a total amount of approximately $1.1 million, must be paid to the IRS in order to contest this matter in a venue other than the Tax Court. In accordance with the terms of the original charter agreement, the Company plans to advance the $1.1 million to the Bank. The Bank and the Company intend to continue to contest the IRS claim and to seek a refund for any amounts paid, upon which the Bank will repay to the Company any amounts previously advanced. Management does not believe it is probable that the Bank and the Company will not prevail in this matter. However, in the event that the Company and the Bank do not prevail, the charter agreement requires that the Bank credit the Company for any amounts advanced against any ultimate indemnification obligation.

NOTE 8 - SUBSEQUENT EVENTS

In August, 1998 the Company reached an agreement with the owner of two chemical/product tankers to purchase the tankers for delivery between October 31, 1998 and January 15, 1999. The total purchase price of approximately $22.8 million is substantially equivalent to outstanding Title XI mortgage debt on the vessels which will be assumed by the Company. The debt is due in installments over an eight year remaining term at an interest rate of 8.125%. The transaction is subject to the approval of the U.S. Maritime Administration and other regulatory agencies, as well as the board of directors of the present owner. The Company intends to charter the vessels to a 75%-owned joint venture company for commercial operation. The Title XI mortgage debt will be severally guaranteed by the owners of the joint venture.

On August 6, 1998 the Company purchased 350,000 shares of its Common Stock at $2.0625 per share, or an aggregate amount of $721,875. After the purchase of these shares, the Company has issued and outstanding 5,892,605 shares of Common Stock.

In July 1998, the Company sold the vessel Savonetta which was acquired by the Company in connection with the Acquisition. Proceeds from the sale, $576,000 after income taxes, were used to reduce long-term debt.


PART I: ITEM 2:

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 18, 1998, through which OMI Corp. distributed to its shareholders a subsidiary containing its international businesses (the "Distribution") and then acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition"). OMI Corp. then changed its name to Marine Transport Corporation.

Upon completion of the Distribution, the assets, liabilities and equity related to OMI Corp.'s international businesses were removed from the Company's balance sheet at their recorded values. For periods prior to the Distribution, the historical financial statements of the Company reflect the financial position and results of operations of OMI Corp. as reported for such periods. For periods subsequent to the Distribution and Acquisition, the Company's financial statements include the assets, liabilities, equity and operations of OMI Corp.'s domestic business and reflect the acquisition of Marine Transport Lines, Inc. under the purchase method of accounting. The comparisons of financial position and results of operations should be read with consideration of the above transactions and presentations. Users of these financial statements should be aware that future results of operations will significantly differ from the historical results of operations because of the changes in the Company which occurred as a result of the transactions described.

Certain pro forma financial information has been presented to give effect to the Acquisition and Distribution as if such events had occurred on January 1, 1998. The pro forma information does not purport to represent what the operations actually would have been or to project operating results for any projected period. The pro forma financial information is based on certain assumptions the Company believes are reasonable. See Note 2 to the Condensed Consolidated Financial Statements.

The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

The following presentation of management's discussion and analysis of Marine Transport Corporation's financial condition and results of operations should be read in connection with the condensed consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as the Form S-1 filed on May 15, 1998 which fully describes the Acquisition and Distribution, and the documents incorporated by reference thereto.

General

Marine Transport Corporation, formerly OMI Corp., is a U.S. based supplier of marine transportation services. Prior to the Acquisition and Distribution, its major businesses were providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments:
Suezmax tankers and Handymax product tankers. These businesses were separated from the Company and were distributed to the shareholders of the Company in the Distribution. In addition, the Company provided lightering services in the Gulf of Mexico and provided ship management services to the U.S. government for its Ready Reserve Fleet. Following the Distribution and Acquisition, the major businesses of the Company are: marine transportation of chemicals, petroleum products and crude oil for U.S. based industrial customers; lightering services for crude oil customers in the Gulf of Mexico; and ship management services for third-party ship owners and the U.S. government.

The Company's results of operations for the periods prior to the Acquisition and Distribution, which were effective on June 17,1998, include the operations of the major businesses conducted by the Company prior to that date. The following discussion of financial condition and results of operations is organized accordingly.

Market Overview

The charter rates that the Company obtained for its Suezmax crude oil and Handymax product carrier vessels were determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The product carrier market is the segment of the tanker market that transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Freight rates in this market were relatively strong from 1995 through the first quarter of 1997 showing substantial seasonal improvement in the winter months. Product tanker rates reached a very high level early in 1997 but receded gradually after that as a result of reduced oil product imports in the Pacific region due to refinery capacity additions in the area and lower oil consumption because of the financial crisis in southeast Asia and Korea, lower heating oil consumption in the Northern Hemisphere due to the mild weather this past winter, higher through put in industrialized countries, and higher product tanker fleet growth relative to product tanker ton mile demand. Rates declined to a low level in the first quarter of this year to levels not seen since 1992. Average freight rates for handysize product tankers in the first half of 1998 were substantially lower than the rates prevailing in the same period a year ago.

The Company's Suezmax tanker fleet was one of the largest independent fleets in the world. The Company targeted this market segment due to the flexibility of the Suezmax tankers to engage in long haul and short-haul trades, the growth potential in the crude oil market and the fleet age distribution (more than 40% of the fleet is 20 or more years old).

The improvement in tanker freight rates, which began in 1995, continued in 1998 for VLCC and Suezmax tankers. The rate gains in the last few years have been the result of growth in world oil demand which together with a modest increase in the supply of tankers have created a better tanker supply/demand balance. Average freight rates in the first half of 1998 were higher for VLCC and Suezmax tankers but substantially lower for Aframax vessels compared to the rates prevailing in the same period a year ago. The Company operated all but one of its Suezmax tankers, including three chartered-in vessels, in the spot market.

Furthermore, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, the Company and a Norwegian shipping company (the owner of one of the world's largest and more modern Suezmax fleets) combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance marketed 28 Suezmax tankers (including the TANANA which is being held for sale), comprising about 17% of the total Suezmaxes trading in the Atlantic basin.

The above comments refer to the major parts of the Company's business prior to the Acquisition and Distribution. Following the Acquisition and Distribution, the market for the Company's major businesses can be described as follows:

Energy and Chemical Transportation: MTC provides an industrial shipping philosophy to serving the chemical and petroleum liquid bulk market for large commercial customers. In a number of cases, the Company has entered into long term contracts of affreightment providing for base amounts of cargo to be shipped on an annual schedule of voyages on its vessels. Three vessels operate under long-term contracts to third party customers who pay all direct costs of operating the vessels. Spot market movements are used to fill out cargo capacity on vessels not used for contract tonnage. Contracts are renewed periodically (contract terms range from one to five years) and rate fluctuations due to a changing market environment are generally not as large as experienced in the spot market for chemical and petroleum tankers. Most of the Company's commercial vessels operate in the protected U.S. Jones Act market.

Lightering Services: MTC provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink. The Company time charters in four international flag Aframax tankers, and frequently charters in on a spot basis other vessels to augment its services. MTL Petrolink provides assist vessels, equipment and personnel to discharge large crude oil vessels offshore and deliver cargo to ports in the U.S. Gulf. MTL Petrolink also provides vessel repair services.

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other aspects of ship operation. MTC manages one of the largest U.S. based fleets. Management contracts range in length from one to five years in remaining term.

Results of Operations

The Company's vessels operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

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

Net income for the six months ended June 30, 1998 was $ 35.3 million compared to $17.8 million for the six months ended June 30, 1997. Included in the 1998 income is a benefit of $38.9 million for federal income taxes. In connection with the Distribution, the subsidiary holding OMI Corp.'s international business became a decontrolled corporation for income tax purposes and deferred income taxes, which had previously been recorded, were reversed. Similar adjustments are not expected to occur in the future. Included in the 1997 income of $17.7 million is $13.8 million, net of income taxes, from the cumulative effect of a change in accounting principle.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

Voyage revenues decreased by $3.2 million for the three months and increased by $1.4 million for the six months ended June 30, 1998 compared to same periods in 1997. Market conditions in the product tanker trades led to approximately $4 million declines in revenues in each of the first two quarters of 1998. An increase of four vessels in the Suezmax fleet for the 1998 periods compared to the 1997 periods increased revenues by approximately $3 million and $15 million for the three month and six month periods ended June 30, 1998 compared to the same periods in 1997. During the first six months of 1997 three vessels were redelivered to the Company from a time charter to the U.S. government and were substantially unemployed for the remainder of the 1997 year and almost all of the six month period ended June 30, 1998. The layup of these vessels during the first six months of 1998 resulted in a decrease in revenues of approximately $6.0 million compared to the six month period ended June 30, 1997.

Other revenues for all periods presented represents revenues from ship management services.

Vessel and voyage operating expenses decreased by approximately $3.1 million for the six months ended June 30, 1998 as compared to the same period in 1997, primarily as a result of the layup of the vessels previously on time charter to the U.S. government. These vessels operated and incurred vessel expenses for a total of 209 days during the first six months of 1997, but for only 30 days for the first six months of 1998.

Operating income for MTL Petrolink decreased slightly from comparable periods of the prior year.

Operating lease expenses increased by $12.2 million and $4.8 million for the six month and three month periods ended June 30, 1998 compared to the same periods in 1997 because of the Company's decision to charter in four Suezmax tankers during the 1998 periods.

General and administrative expense increased substantially for the 1998 periods as compared to the comparable periods in 1997. Expenses relating to the Distribution and Acquisition, as well as salary and benefits expenses for former OMI Corp. employees were the primary reasons for the increase.

Interest expense decreased by $0.5 million for the three months and by $2.4 million for the six months ended June 30, 1998 compared to the same periods of 1997. This decrease results from more interest capitalized on the Suezmax new building program in the 1998 periods, as well as lower interest rates and lower outstanding debt balances during 1998 as compared to the prior year.

Decreases in equity in operations of affiliates in 1998 compared to 1997 reflect lower operating earnings in those affiliate operations that are impacted by the same market conditions discussed above.

The income tax benefit for the six month and three month periods ended June 30, 1998 represents principally the reversal of deferred taxes at the distribution date for the Company's foreign subsidiaries which became decontrolled corporations through the Distribution; income taxes are no longer payable on the deferred taxable income of those companies and the deferred taxes were reversed. The income tax provisions for the six month period ended June 30, 1997 differed from statutory rates because taxes were not accrued on some of the earnings of the Company's investments in joint ventures as management considered those earnings to be invested for an indefinite period.

IMPACT OF DISTRIBUTION AND ACQUISITION ON OPERATING RESULTS FOR PERIODS
PRESENTED

Although the Distribution and the Acquisition significantly changed the structure, operating businesses and management of the Company, the transactions occurred on a date close to the end of the reporting period so the impact of these transactions was not material to reported operating results.

BALANCE SHEET

MTC's balance sheet as of June 30, 1998 reflects both the Distribution and Acquisition transactions whereas the balance sheet as of December 31, 1997 reflects the historical balance sheet of OMI Corp. prior to such transactions. The June 30, 1998 balances reflect the Domestic Assets, Domestic Liabilities (as such terms are defined in the Acquisition and Distribution Agreements) and equity balances of OMI Corp., as well as the assets and liabilities of Marine Transport Lines, Inc. recorded on the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances of $10.2 million as of June 30, 1998 include cash drawn from the Company's revolving credit line of $3 million, as well as $3.25 million borrowed from a joint venture company at market rates and terms. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of Marine Transport Lines, Inc.. At June 30, 1998, the Company had total borrowings under these agreements of approximately $31 million which represented its total borrowing capacity under the loan agreements at that date. Other forms of cash available for operations and investment by the Company include additional cash balances of approximately $4.5 million in the joint venture company as well as $4 million included in the Capital Construction Fund. Both of these amounts are before applicable income taxes payable on amounts withdrawn from their current use.

Periodic maintenance requirements require vessels to be out of service for prolonged periods of time for drydocking and repair. For a substantial amount of the months of July and August, 1998 the vessel Marine Columbia will be out of service and off hire, and will require repairs amounting to approximately $1 million. Additionally, one of the Company's layed up tankers, the Courier, will require repairs and modifications of over $1 million prior to starting a two year charter to a major oil company in October, 1998. Approximately $1.1 million will be advanced under the indemnity agreement described in Note 7 to the condensed consolidated financial statements. Cash balances and available credit lines are expected to be sufficient to meet the Company's normal operating requirements, including the payments described.

OTHER OPERATING MATTERS

The Company sold its vessel Savonetta in July, 1998, and used the after tax proceeds of $576,000 to reduce long term debt.

In July, 1998 MTC was awarded ship management contracts for four container vessels operated for First Ocean Bulk Carriers and Lykes Lines.

In August, 1998 the Company completed negotiations with the owner of two chemical/petroleum products vessels for the purchase of the vessels by the Company by assumption of the outstanding mortgage debt on the vessels in the aggregate amount of approximately $22.8 million.

In June, 1998 the Company was awarded contracts to manage ten vessels to replace seventeen vessels currently managed under contracts with the U.S. Maritime Administration which were due to expire in June, 1998. The Maritime Administration subsequently rescinded awards to all awardees, and is resoliciting proposals for management of its fleet. Expiring contracts were extended until October 31, 1998. The Company will resubmit proposals to the Maritime Administration for new awards, but cannot anticipate the outcome.

PRO FORMA FINANCIAL INFORMATION

Pro forma financial information included in the notes to the unaudited condensed financial statements for the six month periods ended June 30, 1997 and 1998 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1997. Although this pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately $8 million on an annualized basis as compared to that amount allocated to OMI's Domestic Business on a historical basis; employment of the layed up vessel Courier on a two year charter at profitable rates, and implementation of plans for other layed up vessels to profitably employ these vessels; and, expansion of the Company's ship management business.

Voyage revenues decreased by $11.9 million on a pro forma basis for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 because of the aforementioned redelivery of three product ships from the charterer and the resulting layup period, and also as a result of two vessels which traded domestically in 1997, but were transferred to the international subsidiary in 1998. Commensurate declines in vessel and voyage expenses were also experienced.

AGREEMENTS

As part of the Distribution, the Company is party to certain agreements with OMI Corporation (New OMI), its former subsidiary. Certain provisions of these agreements are summarized in Note 2 of the Condensed Consolidated Financial Statements included herein and the agreements are included in the Company's Form S-1 dated May 15, 1998.

EFFECTS OF INFLATION

The Company does not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenditures and corporate overhead.

YEAR 2000

The Company is taking steps to ensure its critical computer systems will be Year 2000 compliant. The Company plans to install new management and accounting systems in its corporate offices prior to the start of year 2000, and has identified potential shipboard problems and is implementing solutions. However, the readiness of all of the Company's customers and suppliers may vary.

                      PART II:  OTHER INFORMATION

Item 1  Legal Proceedings

1. By letter dated May 23, 1995, from The Fuji Bank, Limited ("Fuji"), Marine Car Carriers, Inc. ("MCC"), an indirect subsidiary of Marine Transport Corporation, was advised of an assessment by the Internal Revenue Service (the "IRS") against Fuji based upon its utilization of the investment tax credit for MARINE RELIANCE, a vessel formerly: (a) owned by a subsidiary of Fuji named Fuji Marine Corporation ("Fuji Marine"); and (b) bareboat chartered by MCC. Fuji has advised MCC that the potential liability from the IRS assessment is, with the inclusion of interest (which continues to accrue), approximately $5,000,000 as of June 30, 1998. In accordance with the bareboat charter between MCC and Fuji Marine, MCC is required to indemnify Fuji for any amounts it may be required to pay the IRS on the basis of the assessment. In conjunction with Fuji, MCC is contesting the assessment by the IRS and on August 1, 1995, a written protest (the "Protest") was filed on behalf of Fuji in response to the IRS assessment. Under a guaranty issued by Marine Transport Lines, Inc. ("MTL"), a direct subsidiary of Marine Transport Corporation, in favor of Fuji, MTL is liable for any amounts which may be payable by MCC to Fuji on the basis of the assessment made by the IRS. By letter dated June 29, 1998, counsel to Fuji advised MCC that: (a) the IRS has, through a so called "90 day letter", formally disallowed Fuji's use of the investment tax credit for MARINE RELIANCE; and (b) MCC will be required to advance approximately $1,100,000 to Fuji in order to require Fuji to continue to contest the assessment by the IRS. It is not currently known in which court Fuji will litigate this matter.

2. As of August 15, 1998, Marine Transport Corporation ("MTC") (formerly named OMI Corp.) and/or its subsidiary Marine Transport Lines, Inc. ("MTL" and together with MTC and a number of present or former affiliates or subsidiaries of MTC or MTL, the "Companies") have been named as defendants in over 8,900 personal injury lawsuits filed in: (a) federal courts in Ohio (8,827 cases), Michigan (97 cases), and the U.S. Virgin Islands (39 cases); and (b) state courts in Texas (6 cases), Washington (4 cases), Virginia (3 cases) and Louisiana (1 case). The cases have been filed on behalf of current, retired or deceased seamen who allege that they suffered unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Companies and other vessel owners. Damages are sought in unspecified amounts in each case.

   The cases filed in federal courts, which comprise the vast majority of the suits pending against the Companies, are subject to administration for all pretrial purposes by the United States District Court for the Eastern District of Pennsylvania (United States District Judge Charles R. Weiner) pursuant to orders of the Judicial Panel on Multidistrict Litigation issued commencing in 1991. By order of Judge Weiner, the federal cases have been administratively dismissed, with the court retaining jurisdiction and the cases subject to later reinstatement upon submission of proof of the existence of an asbestos-related disease. Little, if any, activity has occurred since 1991 in the cases filed in federal courts, although additional cases continue to be filed.

   While the Companies' potential liability arising from these cases is, in many instances, covered by insurance, there are numerous proceedings which, for a number of reasons, including lost or incomplete records and certain deductibles, expose the Companies to potential liability which is not covered by insurance.

Item 2.           Changes in Securities.

         Pursuant to the terms of the Acquisition Agreement, dated as of September 15, 1997, among the Company, Universal Bulk Carriers, Inc., Marine Transport Lines, Inc. ("MTL") and the stockholders of MTL (the "Acquisition Agreement"), on June 17, 1998 and June 18, 1998, in consideration for the acquisition by the Company of all of the outstanding capital stock of MTL, the Company issued 1,784,554 shares of its common stock to the former stockholders of MTL in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Also pursuant to the Acquisition Agreement, on June 18, 1998, the Company also issued in a private placement under Section 4(2) of the Securities Act (i) 127,453 shares of its common stock to an escrow agent, which shares will be held in escrow pending certain post-closing adjustments to be accomplished as part of the MTL acquisition and (ii) 17,684 shares of its common stock to a financial advisor for services rendered to MTL.

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of stockholders on June 15, 1998. At the meeting, the following matters were voted upon with the result indicated:

Proposal 1 Approval and adoption of the Acquisition Agreement, dated as of September 15, 1998 (the "Acquisition Agreement") by and among the Company, Universal Bulk Carriers, Inc., Marine Transport Lines, Inc., ("MTL") and the stockholders of MTL, pursuant to which the Company will acquire all of the outstanding MTL common stock (the "Acquisition").

The results of the voting were as follows:

FOR 28,904,384    AGAINST 48,755    ABSTAIN 40,821

Proposal 2 Approval of an amendment, effective only following the distribution of the stock of OMI Corporation to the Company's stockholders (the "Distribution") and the Acquisition, to the

Company's Amended and Restated Certificate of Incorporation changing the name of the Company to Marine Transport Corporation.

The results of the voting were as follows:

FOR 28,901,599    AGAINST 450,260   ABSTAIN 42,099

Proposal 3 Approval of an amendment, effective only following the Distribution and the Acquisition, to the Company's Amended and Restated Certificate of Incorporation whereby the number of directors constituting the Board of Directors shall be not less than five nor more than 15.

The results of the voting were as follows:

FOR 28,449,537    AGAINST 511,084   ABSTAIN 33,339

Proposal 4 The election, effective only following the Distribution and the Acquisition, of the following directors to the Company's Board of Directors:

Stanley B. Rich            Class I Director, term to expire 1999
Mark L. Filanowski         Class I Director, term to expire 1999
Jonathan Blank             Class I Director, term to expire 1999
Paul B. Gridley            Class II Director, term to expire 2000
Michael Klebanoff          Class II Director, term to expire 2000
William M. Kearns, Jr.     Class II Director, term to expire 2000
Jerome Shelby              Class III Director, term to expire 2001
Richard T. du Moulin       Class III Director, term to expire 2001
Elaine L. Chao             Class III Director, term to expire 2001

The results of the voting were as follows:

                                           FOR                   AGAINST

Stanley B. Rich                         28,789,705                 204,255
Mark L. Filanowski                      28,789,823                 204,137
Jonathan Blank                          27,934,447               1,059,513
Paul B. Gridley                         28,775,183                 218,201
Michael Klebanoff                       28,782,759                 211,201
William M. Kearns, Jr.                  28,778,115                 215,845
Jerome Shelby                           28,780,583                 213,377
Richard T. du Moulin                    28,769,322                 224,638
Elaine L. Chao                          28,783,211                 210,749

Proposal 5 Approval of an amendment, effective only following the Distribution and the Acquisition, to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of the shares of the Company's common stock.

The results of the voting were as follows:

FOR 28,809,082    AGAINST 132,837       ABSTAIN 52,041

Proposal 6 Approval of an amendment, effective only following the Distribution and the Acquisition, to the Company's Amended and Restated Certificate of Incorporation to reduce the total number of shares of stock which the Company shall have authority to issue from 80,000,000 shares of common stock and 5,000,000 shares of preferred stock to 15,000,000 shares of common stock and 750,000 shares of preferred stock

The results of the voting were as follows:

FOR 28,814,918    AGAINST 114,998       ABSTAIN 64,044

Proposal 7 Approval, effective only following the Distribution and the Acquisition, of the OMI Corp. 1998 Stock Option Plan for Non-Employee Directors.

The results of the voting were as follows:

FOR 28,454,928    AGAINST 479,048       ABSTAIN 59,984

Proposal 8 Approval, effective only following the Distribution and the Acquisition, of the OMI Corp. 1998 Incentive Equity Plan for Non-Employee Directors.

The results of the voting were as follows:

FOR 27,173,883    AGAINST 1,761,251     ABSTAIN 58,826

Proposal 9 Appointment, effective only following the Distribution and the Acquisition, of Ernst & Young LLP as the auditors of the Company.

The results of the voting were as follows:

FOR 28,901,133    AGAINST 45,212        ABSTAIN 47,615

Proposal 10 Election of Craig H. Stevenson, Jr. and Jack Goldstein as Class III directors of the Company for a three-year term, each to hold office until his successor shall be elected and qualified pursuant to Proposal 4.

The results of the voting were as follows:

                                           FOR                  AGAINST

Craig H. Stevenson, Jr.                 34,867,805              244,065
Jack Goldstein                          34,868,914              242,956


Proposal 11 The ratification of Deloitte & Touche as auditors of the Company to serve until its successors shall have been qualified pursuant to Proposal 9

The results of the voting were as follows:

FOR 35,015,587    AGAINST 41,121    ABSTAIN 55,162


Item 6.           Exhibits and Reports of Form 8-K

         (a)      Exhibits

         3.1 Certificate of Amendment of Restated Certificate of Incorporation of OMI Corp., incorporated by reference to
                  Exhibit 3.1 to the Form 8-A filed by the Company on June 17, 1998.

         10.1 Acquisition Agreement, dated as of September 15, 1997, by and among OMI Corp., Universal Bulk Carriers, Inc., Marine Transport Lines, Inc. and the persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.13 to the Form 10-Q Report of the Company for the quarterly period ended September 30, 1997 (File No. 000-11573).

         10.2 Amendment No. 1 to Acquisition Agreement, dated as of September 15, 1997, by and among OMI Corp., Universal Bulk Carriers, Inc., Marine Transport Lines, Inc. and the persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated June 18, 1998.

         10.3 Distribution Agreement, dated as of June 17, 1998, by and between OMI Corp. and OMI Corporation, a Marshall Islands corporation, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated June 18, 1998.

         10.4 Tax Cooperation Agreement, dated as of June 17, 1998, by and between OMI Corp. and OMI Corporation, a Marshall Islands corporation, incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated June 18, 1998.

         10.5 OMI Corp. 1998 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A filed on May 15, 1998.

         10.6 OMI Corp. 1998 Incentive Equity Plan, incorporated by reference to Exhibit C to the Company's Proxy Statement on
                  Schedule 14A filed on May 15, 1998.

         10.7     Form of Employment Agreement for Executive Officers.

         10.8 Consulting Agreement dated June 18, 1998 between the Company and Paul B. Gridley.

         27.0     Financial data schedule.

         99.1     Press release dated August 10, 1998.

         (b)      Reports on Form 8-K.

         During the quarter ended June 30, 1998, the Company filed the following reports on Form 8-K:

                  Form 8-K dated May 8, 1998 reporting, reporting the issuance of a press release under Item 5 of Form 8-K.

                  Form 8-K dated June 18, 1998, reporting a change in control of the Company under Item 1 of Form 8-K, the acquisition and disposition of assets under Item 2 of Form 8-K and other events under Item 5 of Form 8-K. Pro forma financial information was incorporated by reference into the Form 8-K

                  Form 8-K dated July 9, 1998, reporting the issuance of a press release under Item 5 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 14, 1998          MARINE TRANSPORT CORPORATION
      --------------------------
                                   By: /s/ Richard T. du Moulin
                                       -----------------------------------------
                                       Richard T. du Moulin
                                       President and Chief Executive Officer

Date:    August 14, 1998           By: /s/ Mark L. Filanowski
      --------------------------       -----------------------------------------
                                       Mark L. Filanowski
                                       Senior Vice President and Chief Financial
                                       Officer

                             EXHIBIT INDEX
                             -------------


         10.7     Form of Employment Agreement for Executive Officers.

         10.8 Consulting Agreement dated June 18, 1998 between the Company and Paul B. Gridley.

         27.0     Financial data schedule.

         99.1     Press release dated August 10, 1998.