Form 10-Q
period 1998-09-30
MARINE TRANSPORT CORP
filed 1998-11-10
CIK 732780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES AND EXCHANGE ACT OF
                   1934.

           For the quarterly period ended       SEPTEMBER 30, 1998

                                       OR

             ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                For the period from                  to

                                                          COMMISSION FILE NUMBER

                                                                       000-11573

                          MARINE TRANSPORT CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                         13-2625280
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)


   1200 HARBOR BOULEVARD, C-901, WEEHAWKEN, NJ   07082-0901
          (Address of principal                   (Zip Code)
           executive offices)

Registrant's telephone number, including area code  201-330-0200

         Former Name:                       OMI Corp.
         Former Address:                    90 Park Avenue
                                            New York, NY  10016
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

                  Yes    /X/        No  / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 9, 1998:

            Common Stock, par value $0.50 per share, 5,892,605 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I:   FINANCIAL INFORMATION                                                            3

ITEM 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Statements of                                          4
               Operations for the three months and nine months
               ended September 30, 1998 and 1997

             Condensed Consolidated Balance Sheets-                                        5
               September 30, 1998 and December 31, 1997

             Condensed Consolidated Statements of Changes in                               6
               Stockholders' Equity for the year ended
               December 31, 1997 and the nine months ended
               September 30, 1998

             Condensed Consolidated Statements of Cash Flows for the nine                  7
               months ended September 30, 1998 and 1997

             Notes to Condensed Consolidated Financial                                     8
               Statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               12

PART II:  OTHER INFORMATION                                                                18

SIGNATURES                                                                                 19

PART I: ITEM 1: FINANCIAL INFORMATION

SUMMARY OF CERTAIN TRANSACTIONS AFFECTING THE COMPANY

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 17, 1998, through which OMI Corp. split up and distributed to its shareholders a subsidiary containing its international businesses (the "Distribution") and then acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition"). OMI Corp. then changed its name to Marine Transport Corporation.

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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 FOR THE THREE                  FOR THE NINE
                                                                     MONTHS                         MONTHS
                                                                 ENDED SEPT 30,                 ENDED SEPT 30,
                                                               1998           1997           1998            1997
                                                               ----           ----           ----            ----
Revenues:
  Voyage                                                     $ 25,381       $ 52,112       $ 138,143       $ 163,499
  Other                                                         5,047          2,506           9,202           5,885
                                                             --------       --------       ---------       ---------
    Total revenues                                             30,428         54,618         147,345         169,384
                                                             --------       --------       ---------       ---------

Operating expenses:
  Vessel and voyage                                            27,859         41,857         123,509         128,445
  Depreciation and amortization                                 3,746          7,149          18,080          21,584
  General and administrative                                    2,922          4,734          12,669          12,301
                                                             --------       --------       ---------       ---------
    Total operating expenses                                   34,527         53,740         154,258         162,330
                                                             --------       --------       ---------       ---------

Operating income (loss)                                        (4,099)           878          (6,913)          7,054

Other income (expense):
  Gain (loss) on disposal of assets                                                2             537             908
  Interest expense                                               (370)        (1,994)         (3,590)         (7,600)
  Equity in income (loss) of affiliates                           262         (3,796)          2,136            (216)
                                                             --------       --------       ---------       ---------
Net other income (expense)                                       (108)        (5,788)           (917)         (6,908)
                                                             --------       --------       ---------       ---------

Income (loss) before income taxes
  and cumulative effect of
  change in accounting principle                               (4,207)        (4,910)         (7,830)            146

Provision (benefit) for income taxes, including
  reversal of deferred income taxes of $38.9 million
  in the nine months ended September 30, 1998 resulting
  from the Distribution (see Note 5)                           (1,420)            21         (40,304)          1,127
                                                             --------       --------       ---------       ---------

Income (loss) before cumulative effect
  of change in accounting principle                            (2,787)        (4,931)         32,474            (981)
Cumulative effect of change in
  accounting principle, net of
  income taxes of $7,429                                                                                      13,797
                                                             --------       --------       ---------       ---------

Net income (loss)                                            $ (2,787)      $ (4,931)      $  32,474       $  12,816
                                                             ========       ========       =========       =========

Basic earnings per common share:
 Income (loss) before cumulative effect
   of change in accounting principle                         $  (0.46)      $  (1.15)      $    6.51       $   (0.23)
 Cumulative effect of change in
   accounting principal, net of
   income taxes                                                                                            $    3.22
 Net income (loss)                                           $  (0.46)      $  (1.15)      $    6.51       $    2.99
Diluted earnings per common share:
 Income (loss) before cumulative effect
   of change in accounting principle                         $  (0.46)      $  (1.15)      $    6.51       $   (0.22)
 Cumulative effect of change in
   accounting principal, net of
   income taxes                                                                                            $    3.15
 Net income (loss)                                           $  (0.46)      $  (1.15)      $    6.51       $    2.93

See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                 SEPT 30,       DECEMBER 31,
                                                   1998           1997(1)
                                                   ----           -------
                                               (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents
  in 1997-$25,900                               $   5,110       $  32,489
 Receivables, less allowances of $520 in 1998
  and $528 in 1997                                 18,148          20,181
 Prepaid expenses and other current assets          4,140          18,732
                                                ---------       ---------
      Total current assets                         27,398          71,402

Capital construction fund                           4,029          10,969

Vessels and other property, at cost               105,402         518,709
Construction in progress                                           56,032
Less accumulated depreciation                     (65,839)       (204,516)
                                                ---------       ---------
Vessels, construction in progress
  and other property-net                           39,563         370,225

Vessel dry-docking costs                            7,065           1,818
Investments in and advances to/from
  affiliates                                        3,012          28,155
Note receivable                                     9,000           9,000
Other assets and deferred charges                  20,678          27,018
                                                ---------       ---------

TOTAL ASSETS                                    $ 110,745        $518,587
                                                =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  10,019       $   6,314
 Accrued liabilities                               10,060          22,931
 Current portion of long-term debt                  2,750          16,575
                                                ---------       ---------

      Total current liabilities                    22,829          45,820

Advance time charter revenues and other
 liabilities                                        2,903           3,114

Deferred gain on sale and leaseback
 of vessel                                         20,298          36,108
Deferred income taxes payable                      24,004          64,264

Long-term debt                                     25,991         146,341

Minority interest in subsidiary                                     1,917

Stockholders' equity                               14,720         221,023
                                                ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 110,745       $ 518,587
                                                =========       =========


(1) The condensed balance sheet as of December 31, 1997 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE
                   NINE MONTHS ENDED SEPT 30, 1998 (UNAUDITED)

                                                                                        Unearned                       Accum.
                                                           Common                      Compensation     Retained       Compre-
                                                            Stock        Capital        Restricted      (Deficit)      hensive
                                             Shares(1)    Amount(1)     Surplus(1)        Stock         Earnings       Income
                                             ---------    ---------     ----------        -----         --------       ------


Balance as of January 1, 1997                  4,269       $2,135       $ 203,462       $ (1,039)      $ (1,848)       $ 4,868

Comprehensive income:
  Net income                                                                                             10,827
  Net change in valuation account                                                                                           22


Comprehensive income


Retirement of partner's equity
  interest in joint venture                                                   777
Retirement of minority stockholders'
  equity interest in subsidiary                                              (549)
Exercise of stock options                         33             17         1,979
Issuance of restricted stock awards                5              2           436           (438)                         --
Amortization of unearned compensation                                                        372
                                             -----------------------------------------------------------------------------------
Balance at December 31, 1997                   4,307          2,154       206,105         (1,105)         8,979          4,890

Comprehensive income:
  Net income                                                                                             32,474
  Net change in valuation account                                                                                       (4,943)

Comprehensive income


Exercise of stock options                          5              2           210
Retirement of minority stockholders'
  equity interest in subsidiary                                              (681)
Amortization of unearned
  compensation                                                                             1,105

Issuance of common stock                       1,931            965        10,287


Spin-off of foreign subsidiaries                                         (190,952)                      (54,048)

Purchase of treasury stock
                                             -----------------------------------------------------------------------------------
Balance at Sept 30, 1998                       6,243         $3,121     $  24,969       $     --       $(12,595)      $    (53)
                                             ===================================================================================

                                              Other                         Total
                                              Compre-                        Share-
                                              hensive       Treasury        holders'
                                               Income         Stock          Equity
                                               ------         -----          ------


Balance as of January 1, 1997                                              $ 207,578

Comprehensive income:
  Net income                                 $  10,827                        10,827
  Net change in valuation account                   22                            22
                                              --------

Comprehensive income                         $  10,849
                                             =========

Retirement of partner's equity
  interest in joint venture                                                      777
Retirement of minority stockholders'
  equity interest in subsidiary                                                 (549)
Exercise of stock options                                                      1,996
Issuance of restricted stock awards                                               --
Amortization of unearned compensation                                            372
                                            -----------------------------------------
Balance at December 31, 1997                                                 221,023

Comprehensive income:
  Net income                                  $  32,474                       32,474
  Net change in valuation account                (4,943)                      (4,943)
                                              --------
Comprehensive income                          $  27,531
                                              =========

Exercise of stock options                                                        212
Retirement of minority stockholders'
  equity interest in subsidiary                                                 (681)
Amortization of unearned
  compensation                                                                 1,105

Issuance of common stock                                                      11,250


Spin-off of foreign subsidiaries                                            (245,000)

Purchase of treasury stock                                    (722)             (722)
                                            -----------------------------------------
Balance at Sept 30, 1998                                     $(722)        $  14,720
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

See notes to condensed consolidated financial statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      FOR THE NINE
                                                                         MONTHS
                                                                      ENDED SEPT 30,
                                                                  1998              1997
                                                                  ----              ----
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $    (700)      $     568

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

 Additions to vessels and other property                         (61,418)        (44,886)

 Cash distributed as part of spin off of UBC's net assets        (12,600)

 Proceeds from Capital Construction Fund                           7,090

 Net proceeds from sale of vessels                                   708          78,972

 Payments for the retirement of minority
   stockholders' interest                                         (1,917)         (2,456)

 Purchase of MTL net of cash acquired                             (4,519)

 Proceeds and interest received and reinvested in the
   Capital Construction Fund                                        (203)           (552)
                                                               ---------       ---------

Net cash provided (used) by investing activities                 (72,859)         31,078
                                                               ---------       ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt                         72,637         114,090

 Payments on long-term debt                                      (36,774)       (171,374)

 Issuance of common stock                                         11,250           1,706

 Payments for debt issue costs                                      (211)           (636)

 Purchase of treasury shares                                        (722)
                                                               ---------       ---------
Net cash provided (used) by financing activities                  46,180         (56,214)
                                                               ---------       ---------

Net decrease in cash and cash equivalents                        (27,379)        (24,568)

Cash and cash equivalents at beginning of period                  32,489          47,877
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $   5,110       $  23,309
                                                               =========       =========

See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Marine Transport Corporation ("MTC" or the "Company") (formerly OMI Corp.) is a U.S.-based company that owns and charters a fleet of ocean-going vessels which it operates in domestic and international markets. The Company also manages vessels for other shipowners.

On June 17, 1998 the Company distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of its wholly owned subsidiary Universal Bulk Carriers, Inc. ("UBC"). UBC operated what were the Company's foreign shipping businesses, and continues to operate those businesses as OMI Corporation ("New OMI") under the Company's former management. Concurrent with the Distribution, the Company acquired all of the outstanding common stock of Marine Transport Lines, Inc. ("MTL"), a U.S.-based company that owns, operates and manages U.S. and foreign flag vessels, in exchange for newly issued shares of the Company's common stock (the "Acquisition"). The Company is managed by certain officers formerly of MTL and certain former directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1997 financial statements to conform to their 1998 presentation. Reference is made to OMI Corp.'s Form 10-K for the year ended December 31, 1997 and the Form S-1 filed on May 15, 1998 for additional information.

NOTE 2 - ACQUISITION AND DISTRIBUTION

As consideration for the Acquisition of MTL described above, the Company issued approximately 1,931,000 shares, including 127,453 to be held in escrow pending resolution of certain post-closing adjustments, (as adjusted for a one-for-ten reverse stock split) in exchange for all of the outstanding shares of MTL. The acquisition was valued at approximately $11,250,000 representing the Company's estimate of the fair value of MTL at the date the transaction was announced, and has been accounted for as a purchase.

The pro forma unaudited results of operations for the nine months ended September 30, 1998 and September 30, 1997, assuming consummation of the Acquisition and Distribution as of January 1, 1997 are as follows:

                                                           Nine Months Ended Sept 30
                                                             1998            1997
                                                             ----            ----
         Revenues                                          $ 93,924       $ 91,375
         Vessel, voyage and lease expense                    88,063         91,963
         General and administrative expense                  17,257         11,074
         (Loss) before other income (expense),
           income taxes, and cumulative
           effect of change in accounting
           principle                                        (11,396)       (11,662)
         Loss before cumulative effect of change
           in accounting principle                           (9,220)        (8,600)
         Net loss                                          $ (9,220)      $ (4,866)

         Basic and diluted earnings per common share:
         Loss before cumulative effect of change
           in accounting principle                         $  (1.85)      $  (1.13)
         Net loss                                          $  (1.85)      $  (1.13)

As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related assets and liabilities with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the Company's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note in the amount of $6.8 million, which is equivalent in value to the principal amount of the Senior Notes outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of respective activities after the Distribution.

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

Tax Cooperation Agreement-Prior to the Distribution, MTC and New OMI entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and conducting audits and other proceedings. In general, the Tax Cooperation Agreement provides that New OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to New OMI and its subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

Acquisition Agreement-The Acquisition Agreement provides for an adjustment in the purchase price of Marine Transport Lines, Inc. based on Working Capital amounts as of the date of the Closing compared to certain pre-established levels. The purchase price adjustment will be made by increasing or decreasing the number of shares of the Company which were exchanged for MTL's shares.

NOTE 3 - ACCOUNTING CHANGE FOR VESSEL DRYDOCKING COSTS

Effective January 1, 1997, the Company changed its method of accounting for vessel drydocking costs from the accrual method to the deferral method. Vessel drydocking costs had been accrued and charged to operating expenses over the period between drydockings, which is generally a two to three year period. Under the deferral method, vessel drydocking expenses are capitalized and amortized over the period until the next scheduled drydocking. Management believes the deferral method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $13,797,000 (net of income taxes of $7,429,000), or $3.22 and $3.15 per basic and diluted share for the nine months ended September 30, 1997. The three months and nine months ended September 30, 1997 was previously presented using the accrual method of accounting and has been restated to reflect this change.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,050,000 and 4,296,000 for the three months ended September 30, 1998 and 1997, respectively, and 4,988,000 and 4,287,000 for the nine months ended September 30, 1998 and 1997, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,050,000 and 4,384,000 for the three months ended September 30, 1998 and 1997, respectively, and 4,988,000 and 4,375,000 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 5 - INCOME TAXES

As a result of the Distribution, the subsidiary holding the Company's foreign shipping businesses became a decontrolled corporation for income tax purposes. Accordingly, the Company will not be subject to income taxes applicable to the future operations of these foreign businesses and the balance of deferred income taxes of approximately $38,900,000 at the date of the Distribution related to such operations was credited to income. This income tax credit accounts for all of the Company's net income for the nine month period ended September 30, 1998 and will not recur in subsequent periods.

NOTE 6 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At September 30, 1998 Long-Term Debt consisted of the following (in thousands):

         MTL Term Loan                     $11,531
         MTC Term Loan                       8,393
         MTL Revolving Credit                1,000
         MTC Revolving Credit                1,000
         Subordinated Debt due to OMI        6,444
         Promissory Note due to OMI            373
                                           -------
         Total Debt                         28,741
         Less Current Portion                2,750
                                           -------
         Long-term Portion                 $25,991
                                           =======

All debt at September 30, 1998 was created concurrently with the Acquisition. Both the term loans and revolving credit facilities of the Company and its wholly-owned subsidiary MTL accrue interest at a floating rate that is fixed for brief periods (30-,60-,90, or 180-day periods) at the Company's discretion. The interest rate is comprised of LIBOR (which, depending on the borrowing period chosen, was approximately 5.25% at September 30, 1998) plus an incremental margin determined by the Company's ratio of Total Debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). That incremental margin can range from a maximum of 2.25% (3.0x Total Debt to EBITDA) to a minimum of 1.25% (1.0x Total Debt to EBITDA). The Company pays commitment fees quarterly on the unused and available portion of the revolving credit facilities at an annual rate equal to the aggregate of forty percent of the applicable incremental margin and one-quarter of one percent. At September 30, 1998 there was $1 million unused and available of the revolving credit facilities. The subordinated debt is payable in semi-annual installments of principal and interest through November 1, 2003. The promissory note is payable in semi-annual installments of principal and interest through May 1, 2003.

On October 20, 1998, the Company effected an interest rate swap that fixed the base LIBOR rate on the $19,923,659 then outstanding on the Term Loan portions of Total Debt at 4.75% for a three-year period. The total interest rate on the Term Loans, which previously had a rate base that floated at LIBOR, also includes an incremental margin that is reset quarterly based on the Company's EBITDA results. That incremental margin can range from a maximum of 2.25% (3.0x Total Debt to EBITDA) to a minimum of 1.25% (1.0x Total Debt to EBITDA). There were no transaction fees or other costs incurred in effecting this swap.

The term loans are payable in twenty quarterly installments that began in September 1998; the first four installments total $500,000 each; the next fifteen installments total $906,250 each; and the final installment of $5,406,250 is due June 18, 2003. The revolving credit facility of the Company's wholly-owned subsidiary, MTL, reduces to $1,000,000 on June 18, 2001; the remaining revolving credit facilities expire on June 18, 2003.

Among other things, the Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to use proceeds of vessel sales to reduce debt. In addition, the Company's vessels are pledged as collateral to secure the borrowings under the term loan and revolving credit facility agreements. As of September 30, 1998, the Company was not in compliance with certain of the financials convenants in the term loan and revolving credit facility agreements for which waivers have been obtained. The Company was in compliance with all other convenants included in the various agreements and expects to be in full compliance with all convenants by December 31, 1998.

In addition to the above, as of September 30, 1998 MTL had borrowed $3,250,000 from its 50%-owned affiliate, Marine Car Carriers, Inc. under two unsecured promissory notes that bear interest at 8%, payable quarterly in arrears. The notes are due on June 5, 1999. The notes are shown on the balance sheet in Investments in and advances to/from affiliates.

NOTE 7 - OTHER MATTERS

Pursuant to a prior charter agreement between a subsidiary of MTL and a subsidiary of a bank (the "Bank"), MTL has indemnified the Bank for certain investment tax credits previously utilized by the Bank to the extent such credits may be disallowed by the Internal Revenue Service. These investment tax credits are the basis for a claim by the Internal Revenue Service ("IRS") against the Bank amounting to approximately

$5,000,000 as of September 30, 1998, including interest and penalties. MTL and the Bank are contesting the IRS claim.

In May 1998, the IRS issued a Notice of Deficiency to the Bank. The tax deficiency and interest, in a total amount of approximately $1.1 million, must be paid to the IRS in order to contest this matter in a venue other than the Tax Court. In accordance with the terms of the original charter agreement, the Company plans to advance the $1.1 million to the Bank. The Bank and the Company intend to continue to contest the IRS claim and to seek a refund for any amounts paid, upon which the Bank will repay to the Company any amounts previously advanced. Management believes it is probable that the Bank and the Company will prevail in this matter. However, in the event that the Company and the Bank do not prevail, the charter agreement requires that the Bank credit the Company for any amounts advanced against any ultimate indemnification obligation.




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

The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance, as well as potential impacts of the Year 2000 issue on the Company. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. The Company does not normally publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

General

Marine Transport Corporation, formerly OMI Corp., is a U.S.-based supplier of marine transportation services. Prior to the Acquisition and Distribution, its major businesses were providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments:
Suezmax tankers and Handymax product tankers. These businesses were separated from the Company and were distributed to the shareholders of the Company in the Distribution. In addition, the Company provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the U.S. government for its Ready Reserve Fleet. Following the Distribution and Acquisition, the major businesses of the Company are: marine transportation of chemicals, petroleum products and crude oil for U.S.-based industrial customers, including lightering services for crude oil customers in the Gulf of Mexico; and ship management services for third-party ship owners and the U.S. government.

The Company's results of operations for the periods prior to the Acquisition and Distribution, which were effective on June 17, 1998, include the operations of the major businesses conducted by the Company prior to that date. The following discussion of financial condition and results of operations is organized accordingly.

Market Overview

Following the Acquisition and Distribution, the market for the Company's major businesses can be described as follows:

Energy and Chemical Transportation: MTC provides an industrial shipping philosophy, serving the chemical and petroleum liquid bulk market for large commercial customers. In a number of cases, the Company has entered into long-term contracts of affreightment providing for base amounts of cargo to be shipped on an annual schedule of voyages on its vessels. Three vessels operate under long-term contracts to third party customers who pay all direct costs of operating the vessels. Spot market movements are used to fill out cargo capacity on vessels not used for contract tonnage. Contracts are renewed periodically (contract terms range from one to five years) and rate fluctuations due to a changing market environment are generally not as large as experienced in the spot market for chemical and petroleum tankers. Most of the Company's commercial vessels operate in the protected U.S. Jones Act market. MTC also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink. The Company timecharters-in four international flag Aframax tankers, and frequently charters in on a spot basis other vessels to augment its services. MTL Petrolink provides assist vessels, equipment and personnel to discharge large crude oil vessels offshore and deliver cargo to ports in the U.S. Gulf. MTL Petrolink also provides vessel repair services.

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other ship operating activities. MTC manages one of the largest U.S. based fleets. Management contracts range in length from one to five years in remaining term.

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

Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

Significant Adjustments Related to Distribution and Change in Accounting
Principle:

Net income for the nine months ended September 30, 1998 was $32.5 million compared to $12.8 million for the nine months ended September 30, 1997. Included in the 1998 income is a benefit of $38.9 million for federal income taxes. In connection with the Distribution, the subsidiary holding OMI Corp.'s international business became a decontrolled corporation for income tax purposes and deferred income taxes, which had previously been recorded, were reversed. Similar adjustments are not expected to occur in the future. Included in the 1997 income of $12.8 million is $13.8 million, net of income taxes, from the cumulative effect of a change in accounting principle.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

Voyage revenues decreased by $26.7 million for the three months and by $25.4 million for the nine months ended September 30, 1998 compared to same periods in 1997. The primary reason for the substantial decreases in revenues is the exclusion of the revenues and the results of operations of the Company's international businesses for periods after the Distribution.

Other revenues for all periods presented primarily represents revenues from ship management services, with the increases in ship management revenues for the 1998 periods attributable to the Acquisition of Marine Transport Lines, Inc..

Vessel and voyage operating expenses decreased by approximately $17.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of the impact of the Distribution (international businesses that were separated from the Company in June, 1998). This decrease was partially offset by the impact of the addition of vessels from Marine Transport Lines, Inc., and the costs associated with the start up expenses of activating three vessels that had been in extended lay-up periods.

Operating lease expenses included in vessel and voyage operating expenses increased by $12.7 million and $500,000 for the nine month and three month periods ended September 30, 1998, respectively, compared to the same periods in 1997 because of the Company's decision to charter in four Suezmax tankers during the 1998 periods.

The consolidated operating losses for the three month and nine month periods ended September 30, 1998 reflect planned out of service time for two commercial vessels for scheduled repairs during the quarter. The lost revenue related to these outages, cumulatively 57 days, was approximately $2.7 million. In addition, costs related to activating three ships, which had been in lay-up since 1997 amounted to almost $1 million for the quarter ended September 30, 1998. Two of these vessels went into operation in August 1998 on spot charters, while the other vessel went on time charter to a major oil company for a two-year period starting in October, 1998.

The Company's lightering operations had improved results due to increased oil imports to the US Gulf on larger tankers which use the Company's lightering services.


General and administrative expense increased by $400,000 for the nine month period ended September 30, 1998 as compared to the comparable period in 1997, but decreased by $1.8 million for the three months ended September 30, 1998 compared to the same period in 1997. The decrease in general and administrative expenses for the three month period reflect the substantial changes in organizational structure and cost controls made by Company management after the Acquisition and Distribution.

Interest expense was approximately $400,000 for the three months and $3.6 million for the nine months ended September 30, 1998. The significant decreases in interest expense results from lower borrowings by the Company (mostly impacted by the Distribution) as well as lower interest rates for current periods. In October, 1998 the Company fixed interest rates on $19.9 million of floating rate long term debt for three years through an interest rate swap (see
Note 6 to the Condensed Consolidated Financial Statements).


Losses from equity in operations of affiliates in 1997 relate to the sale of dry bulk vessels in which the Company had minority interest; income from joint ventures in 1998 result from strong markets for the Suezmax and ULCC vessels owned by the applicable joint ventures in the 1998 periods.

The income tax benefit for the nine month period ended September 30, 1998 represents principally the reversal of deferred taxes at the distribution date for the Company's foreign subsidiaries which became decontrolled corporations though the Distribution; income taxes are no longer payable on the deferred taxable income of those companies and the deferred taxes were reversed. For the three-month period ended September 30, 1998, the income tax provision is similar to the statutory rate. The income tax provision for the three month period ended September 30, 1997 differed from statutory rates because taxes were not accrued on some of the earnings results of the Company's investments in joint ventures as management considered those earnings to be invested for an indefinite period.

BALANCE SHEET

MTC's balance sheet as of September 30, 1998 reflects both the Distribution and Acquisition transactions whereas the balance sheet as of December 31, 1997 reflects the historical balance sheet of OMI Corp. prior to such transactions.

LIQUIDITY AND CAPITAL RESOURCES

As a result of planned out of service time of certain Company vessels as described above, the Company posted operating losses for the three months and nine months ended September 30, 1998. After adding back charges for depreciation and amortization, net cash used in operations was significantly less than operating losses for the quarter and nine month periods.

Cash balances of $5.1 million as of September 30, 1998 include cash drawn from the Company's revolving credit line of $2 million, as well as $3.25 million borrowed from a joint venture company at market rates and terms. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of Marine Transport Lines, Inc. At September 30, 1998, the Company had total borrowings under these agreements of $28.7 million, which was one million dollars less than its total borrowing capacity under the loan agreements at that date. Other forms of cash available for operations and investment by the Company include additional cash balances of approximately $4.5 million in the joint venture company as well as $4 million included in the Capital Construction Fund. Both of these amounts are before applicable income taxes payable on amounts withdrawn from their current use.

During the three months ended September 30,1998 the Company used: $2.8 million to reduce long-term debt balances; $3.7 million for planned repair and activation of the Company's vessels as previously described; and $720,000 to purchase 350,000 shares of the Company's Common Stock.

Cash balances and available credit lines are expected to be sufficient to meet the Company's normal operating requirements, including scheduled payments of long-term debt.

OTHER OPERATING MATTERS

The Company sold its vessel Savonetta in July 1998, and used the after tax proceeds of $576,000 to reduce long term debt.

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

In June, 1998 the Company was awarded contracts to manage ten vessels to replace seventeen vessels currently managed under contracts with the U.S. Maritime Administration which were due to expire in June, 1998. The Maritime Administration subsequently rescinded awards to all awardees, and is resoliciting proposals for management of its fleet. Expiring contracts have been extended until November 30, 1998. Management expects further extensions of the existing contract through at least December 31, 1998. The Company will resubmit proposals to the Maritime Administration for new awards, but cannot anticipate the outcome.

PRO FORMA FINANCIAL INFORMATION

Pro forma financial information included in the notes to the unaudited condensed financial statements for the nine month periods ended September 30, 1997 and 1998 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1997. Although this pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition, which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately $8 million on an annualized basis as compared to that amount allocated to OMI's Domestic Business on a historical basis; employment of the laid up vessel Courier on a two year charter at profitable rates, and implementation of plans for other laid up vessels to profitably employ these vessels; and, expansion of the Company's ship management business.

AGREEMENTS

As part of the Distribution, the Company is party to certain agreements with OMI Corporation (New OMI), its former subsidiary. Certain provisions of these agreements are summarized in Note 2 of the Condensed Consolidated Financial Statements included herein. These agreements are included in the Company's Form S-1 dated May 15, 1998.

EFFECTS OF INFLATION

The Company does not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenditures and corporate overhead.

YEAR 2000

MTC management has identified the following areas of concern relating to the Year 2000 issue, and has determined appropriate courses of action as described below. Internally generated funds will be used to fund testing, improvements or replacements where necessary.

Navigation of vessels: the potential impact of failure of embedded microprocessor chips on navigational equipment. All critical equipment on each of the Company's vessels has been identified and vendors have been contacted for certification for Year 2000 compliance. Where manufacturers cannot provide certification for critical equipment, non-compliant equipment will be replaced. Management does not anticipate material expenditures for certification or replacement.

Communications: the potential failure of computer equipment used for communications ship-to-shore and with other third parties ashore. All equipment used for ship-to-shore communication will be tested for compliance by the Company or an independent third party and will be replaced where necessary; most of this equipment consists of personal computers, off the shelf software and small servers. The cost of testing and replacement is not expected to be significant.

Operations: the potential failure of embedded microprocessor chips on power, steering and cargo systems aboard vessels. Critical machinery has been identified and will be surveyed and tested by Company personnel or independent third parties. Most systems have manual backup procedures or systems in the event of failure. Management expects to complete this testing prior to projected impact dates of Year 2000, but at this time is not certain of the costs of remediation of any identified problems.

Administration: the impact of Year 2000 problems on the Company's computer systems and those systems of third parties, such as vendors, customers and banks. The Company plans to replace existing administrative (including accounting) software and hardware used in related applications prior to the projected impact dates of Year 2000. The cost of replacement of these systems is expected to exceed $750,000. This expenditure was planned because of the recent changes in the Company's operation, but implementation has been accelerated as a result of identified Year 2000 problems.

Management is not certain of the preparedness of all of its third party relations, and the potential impact of failure of their systems on the Company's results of operations, liquidity and financial condition. Interruption of services provided by the Company's vessels could result from many factors for which the Company relies on third parties, such as delivery of equipment, fuel and personnel, availability of assist vessels to enter and leave ports, availability of cargo to haul and capacity to discharge ashore and availability of repair facilities. Management is aware that most of its important customers (mostly large, multi-national companies), and the Company's banks, are studying Year 2000 issues and implementing changes where appropriate.

                           PART II: OTHER INFORMATION

Item 1.              Legal Proceedings
                                    None

Item 2.              Changes in Securities.
                                    None

Item 3.              Defaults upon Senior Securities
                                    None

Item 4.              Submission of Matters to a Vote of Security Holders.
                                    None

Item 5.              Other Information
                                    None

Item 6.              Exhibits and Reports of Form 8-K

         (a)      Exhibits

         27.0     Financial Data Schedule, dated September 30, 1998

         (b)      Reports on Form 8-K.
                                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 10, 1998
                                       MARINE TRANSPORT CORPORATION

                                       By:/s/ Richard T. du Moulin
                                          -------------------------------------
                                          Richard T. du Moulin
                                          President and Chief Executive Officer

Date: November 10, 1998
                                       By:/s/ Mark L. Filanowski
                                          -------------------------------------
                                          Mark L. Filanowski
                                          Senior Vice President and Chief
                                           Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit No.       Description
-----------       -----------

   27.0           Financial data schedule.1