Form 10-K
period 1998-12-31
MARINE TRANSPORT CORP
filed 1999-03-31
CIK 732780

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                            ------------------------

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

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 201-330-0200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
    COMMON STOCK, PAR VALUE $.50 PER SHARE                  NASDAQ STOCK MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [ ]

     Aggregate market value of registrant's voting stock, held by non-affiliates, based on the closing price on the Nasdaq Stock Market as of the close of business on March 26, 1999:

                                  $18,436,973

     Number of shares of the registrant's common stock outstanding as of March 26, 1999:

                                   6,555,368

     The following document is hereby incorporated by reference into Part III of this Form 10-K:
---------------
(1) Portions of the Marine Transport Corporation 1998 Proxy Statement to be filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

  ITEMS                                                                     PAGE
  -----                                                                     -----
                                     Part I
 1. and 2.  Business and Properties.....................................      2-6
 3.         Legal Proceedings...........................................        6
 4.         Submission of Matters to a Vote of Security Holders.........        6

                                     Part II
 5.         Market for Marine Transport Corporation's Common Stock and
            Related Shareholder Matters.................................        7
 6.         Selected Financial Data.....................................      7-9
 7.         Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     9-15
 8.         Financial Statements and Supplementary Data.................    15-38
 9.         Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................       39

                                    Part III
10.         Management..................................................       39
11.         Executive Compensation......................................       39
12.         Security Ownership of Certain Beneficial Owners and
            Management..................................................       40
13.         Certain Relationships and Related Transactions..............       40

                                     Part IV
14.         Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    40-42
SIGNATURES..............................................................       43

                                     PART I

ITEM 1.  BUSINESS
  AND
ITEM 2.  PROPERTIES

GENERAL

     Marine Transport Corporation ("MTC" or the "Company"), formerly named OMI Corp., was established in its present form through a series of transactions, culminating June 17, 1998, through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and (b) distributed to its shareholders the stock of a newly created Marshall Islands corporation named OMI Corporation ("New OMI") containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation.

     Upon completion of the Distribution, the assets, liabilities and equity for OMI Corp.'s international businesses were removed from the Company's balance sheet at their recorded values. For periods prior to the Distribution, the historical financial statements of the Company reflect the financial position and results of operations of OMI Corp. as reported for such periods including the international businesses. For periods subsequent to the Acquisition and Distribution, the Company's financial statements include the assets, liabilities, equity and operations of OMI Corp.'s domestic business and reflect the acquisition of Marine Transport Lines, Inc. under the purchase method of accounting. The financial position and results of operations of the Company should be read and analyzed with careful consideration of the above transactions and presentations.

     Marine Transport Corporation is a U.S.-based supplier of marine transportation services. The Company owns and operates a fleet of ships for its own account, and it also manages vessels for other vessel owners. It presently operates one of the largest U.S.-based fleets of ocean-going vessels.

     Prior to the Acquisition and Distribution, OMI Corp.'s major business was providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments: Suezmax tankers and Handymax product tankers. These businesses were separated from the Company and distributed to its shareholders in the Distribution. In addition, as a separate domestic business segment, the Company provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the U.S. Government for its Ready Reserve Fleet.

     As a result of the Acquisition and the Distribution, the major businesses of MTC are:

     - marine transportation of chemicals, petroleum products and crude oil for U.S.-based industrial customers, including lightering services for crude oil customers in the Gulf of Mexico, and

     - ship management services for third-party shipowners, including the U.S. Government.

     As of March 15, 1999, the ocean fleet of Marine Transport Corporation consisted of the following vessels:

                                    OWNED,
                                   MANAGED       YEAR
VESSEL NAME                      OR CHARTERED    BUILT       SIZE             EMPLOYMENT           TRADE/CARGO
-----------                      ------------    -----       ----             ----------           -----------
TRANSPORTATION SERVICES FOR ENERGY AND CHEMICALS:
Marine Chemist................  Owned            1970    35,491 dwt     Affreightment and Spot   Chemical Parcel
Chemical Pioneer(a)...........  Managed          1983    36,526 dwt     Affreightment and Spot   Chemical Parcel
MBC-1 (Barge).................  Owned            1973    4,000 dwt      Affreightment and Spot   Chemical Parcel
Calina(b).....................  Owned            1964    13,000 cm      Time charter             Ammonia
Marine Duval(b)(c)............  Owned            1970    25,131 dwt     Time charter             Molten Sulphur
Courier.......................  Owned            1977    35,662 dwt     Time charter             Oil Products
Patriot.......................  Owned            1976    35,662 dwt     Spot                     Oil Products
Rover.........................  Owned            1977    35,662 dwt     Spot                     Oil Products
Marine Columbia(d)............  Chartered        1983    138,698 dwt    Time charter             Crude Oil
BT Alaska(e)..................  Managed          1978    191,120 dwt    Management               Crude Oil
Deneb.........................  Chartered        1985    79,900 dwt     Lightering               Crude Oil
Jahre Prince..................  Chartered        1986    94,491 dwt     Lightering               Crude Oil
Stena Commander...............  Chartered        1989    95,758 dwt     Lightering               Crude Oil
Rich Duke.....................  Chartered        1986    81,279 dwt     Lightering               Crude Oil

SHIP MANAGEMENT:
Harbel Cutlass................  Managed          1980    11,734 dwt     Management               Latex
Harbel Tapper.................  Managed          1981    11,682 dwt     Management               Latex
Lykes Explorer................  Managed          1987    3,000 teu      Management               Container
Lykes Discoverer..............  Managed          1987    3,000 teu      Management               Container
Lykes Navigator...............  Managed          1987    3,000 teu      Management               Container
Lykes Liberator...............  Managed          1987    3,000 teu      Management               Container
Marine Reliance(f)............  Chartered        1987    4,000 cars     Time charter             Car Carrier

VESSELS MANAGED FOR U.S. MARITIME ADMINISTRATION

     Eighteen vessels, primarily large roll-on/roll-off cargo vessels, are managed under contracts which expired in June 1998 and have been extended to the present time; MTC is presently bidding on five year renewal of these contracts.

NOTES:

     (a) MTC manages this vessel for the owner and provides commercial management for open parcel space.

     (b) Vessel residual value at end of charter term shared with charterer.

     (c) Cargo forebody 1970; stern steam/electric 1944.

     (d) Time chartered in, with fixed purchase option.

     (e) Vessel bareboat chartered in and time chartered out, with all operating costs paid by time charterer.

     (f) Time chartered in and time chartered out, with fixed profit.

DESCRIPTION OF THE COMPANY'S SERVICES BY SEGMENT

     The market for the Company's major business segments are further described in the following sections.

     Transportation Services for Energy and Chemicals: MTC pursues an industrial shipping philosophy, serving the chemical and petroleum liquid bulk market for large commercial customers.

     In a number of cases the Company has entered into long-term contracts of affreightment providing for base amounts of cargo to be shipped on an annual schedule of voyages on its owned vessels and a managed vessel. These contracts are typically arranged with major oil and chemical companies. Spot market movements are used to fill out cargo capacity on vessels not fully utilized in the carriage of contract cargo. The Company's vessels MARINE CHEMIST and MBC-1 are employed on this basis. These vessels are complemented by a commercial agreement between the Company and the owner of the vessel CHEMICAL PIONEER which is managed both commercially and technically by the Company and is employed on a basis similar to the above-mentioned vessels. The Company charters-in other vessels to carry contract cargo in excess of the Company's own vessel capacities. Contracts are renewed periodically (contract terms range from one to five years) and rate fluctuations due to a changing market environment are generally not as large as experienced in the spot market for chemical and petroleum tankers.

     The vessels CALINA and MARINE DUVAL operate under long-term contracts to third party customers who pay all direct costs of operating the vessels. The vessel COURIER is employed on a two-year timecharter to a major oil company. The vessels PATRIOT and ROVER operate in the spot market for petroleum product bulk movements or other cargo which may become available from time to time, including, PL-480 grain movements.

     The crude oil vessel MARINE COLUMBIA is on long-term charter (until December 2002) to BP Oil Shipping Company USA ("BP"). Along with the vessel BT ALASKA, managed by MTC under an agreement which lasts for the balance of the vessel's economic life, these two crude oil carriers operate in the Alaska North Slope oil trade moving Alaska oil to the U.S. West Coast and to the Far East for BP. Revenues from BP were approximately 9% of consolidated revenues for the year ended December 31, 1998.

     All of the above-mentioned vessels except CALINA operate in the protected U.S. Jones Act market. The Jones Act restricts participants in the U.S. coastwise shipping trade to those owners who are qualified U.S. citizens and to vessels which are built in the United States and are crewed with U.S. seafarers. Participants in the Jones Act trades are limited, but competition in most areas of the trade is intense. The Company attempts to differentiate itself in its energy and chemical segment by specializing in areas such as chemical parcels and Alaska crude oil where its unique vessel tonnage meets charterers' specific needs. This differentiation is more difficult in petroleum product movements, where competitors have similar vessels, cargo requirements are less demanding and some overcapacity exists at the present time. Other forms of competition include movement of energy sources and chemicals by pipeline and rail, and imports and exports of products by internationally registered vessels to and from geographic areas which are not restricted by Jones Act requirements.

     MTC also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink Corp. Lightering involves transfer of crude oil from large crude carriers ("VLCC's" or "ULCC's") to smaller vessels that bring the crude oil to refinery storage terminals. The Company timecharters-in four international flag Aframax tankers, and frequently charters in on a spot basis other vessels, to perform its services. MTL Petrolink Corp. provides assist vessels, equipment and personnel to discharge large crude oil vessels offshore and deliver cargo to ports in the U.S. Gulf. MTL Petrolink Corp. also provides repair services for its own assist vessels as well as for small vessels engaged in commercial offshore and fishing trades. MTL Petrolink Corp. has two main competitors for its services. The methods of competition include price as well as the quality and safety of services. MTL Petrolink Corp. believes it is the second largest company providing lightering services in the Gulf of Mexico.

     The Transportation Services for Energy and Chemicals segment usually experiences a slight seasonal downturn in the summer months due to refinery shutdowns and inventory adjustments by customers.

     Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. Government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance, and other ship operating activities. MTC manages one of the largest U.S.-based fleets. Management contracts range in length from one to five years in term. Ship Management fees are the primary component of other operating revenues. There are a large number of competitors for ship management business. There are many international ship management companies which are greater in size than MTC, but internationally-owned companies cannot perform ship management services for Jones Act vessels. Management fees, quality of service, and experience with particular vessel types are the significant forms of competition for ship management services.

     The Company also charters in and charters out the car carrier MARINE RELIANCE, retaining a small profit between the charters. Results of operation of this vessel are included in the Ship Management business segment.

MEASUREMENT OF SEGMENT PROFITABILITY AND SEGMENT ASSETS

     The Company evaluates performance of each of its vessels engaged in the Transportation of Energy and Chemicals segment based on the cash contribution of each vessel in its specific trade. This contribution is determined by subtracting voyage and vessel operating costs (other than depreciation and amortization) from voyage revenues. For voyages in process at the measurement date, the percentage of completion accounting method is used. All of the Company's owned vessels are included in this business segment. For managed vessels participating in this business segment, the management fee and commercial management fee, if any, generate whatever cash is contributed.

     Ship management fee revenues, which are determined by contract with customers, are the measurement of performance used for the Ship Management segment. The owners of the managed vessels are responsible for their vessel operating costs.

     The Company operates its owned vessels as well as vessels for other owners. No allocation of general and administrative expense is made to the business segments, nor is any inter-company revenue allocated for the management services performed for the Transportation of Energy and Chemicals segment by the Ship Management segment.

     MTC considers Ship Management to be a core competence for a major ship owner. However, because the business segments are managed separately within the Company, and are marketed separately to the Company's potential customers, they are presented separately.

     See Note 14 -- Financial Information Relating to Segments of the Notes to Consolidated Financial Statements for more information concerning industry segments.

CONTRACTUAL RELATIONSHIPS

     With the exception of two vessels operating on the spot market for petroleum products and PL-480 grain movements, and the vessels operated by the Company for the U.S. Maritime Administration, all of the vessels are employed on either (a) year to year contracts or vessel operating agreements which renew annually unless terminated by MTC's customer, or (b) charters or contracts of affreightment or vessel operating agreements having terms which expire more than one year into the future. The termination of any significant contract, charter or operating agreement could have a material impact on the Company.

     The management contracts between MTC and the U.S. Maritime Administration expired in June 1998, but have been extended for the convenience of the government until new awards are made on the basis of a competitive bidding process. This process is expected to be completed by May 1999. MTC cannot predict the extent to which it will be successful in renewing its contracts to manage vessels for the Maritime Administration. Net fees derived from these contracts accounted for 6% of consolidated revenues for the year ended December 31, 1998.

REGULATION AND ENVIRONMENTAL IMPACT

     The Company and its vessel operations are subject to numerous U.S. and international regulations impacting the manner in which vessels are constructed, operated, and maintained, as well as the operation of the Company, and its potential liability arising from accidents which result in oil pollution. In particular, the Oil Pollution Act of 1990 ("OPA 90") provides, among other things, for the (a) phase-in of the exclusive use of double-hulled tankers in petroleum trades in the United States waters; and (b) potentially unlimited liability of owners, operators and bareboat charterers for certain oil spills and other accidents in the U.S. and in U.S. waters.

     OPA 90 applies to a number of MTC vessels. The MARINE CHEMIST must be refitted with a double hull (at an estimated cost of $15-20 million) or be remeasured by November 2000 in order to be eligible to continue carrying petroleum products. Such remeasurement has the effect of reducing the vessel's cubic cargo capacity by approximately 15%. The COURIER, PATRIOT, ROVER and MARINE COLUMBIA will no longer be able to carry petroleum products in the U.S. under OPA 90 in 2003, 2003, 2004 and 2006, respectively.

OFFICE AND EMPLOYEES

     MTC's offices are located at 1200 Harbor Boulevard, Weehawken, New Jersey, 07087-0901. The Company leases approximately 16,500 square feet of space at this location under a lease which expires in 2004.

     The Company employs approximately 160 people ashore and has approximately 800 positions, or berths, filled on its vessels when all are engaged in operation. Generally, each berth on a vessel requires full employment of at least two people during a twelve-month period. Most of the positions filled on the Company's vessels are covered by multi-year maritime union contracts, none of which expire before May 2000.

ITEM 3.  LEGAL PROCEEDINGS

     In February 1999, the Company paid $1 million in full settlement of an income tax indemnity claim by a subsidiary of the Fuji Bank and Trust Company (the "Bank") in connection with an earlier transaction between a subsidiary of the Company and the Bank. The settlement amount has been reflected in the accompanying consolidated financial statements as an adjustment of the purchase price of MTL, and is included in accrued expenses at December 31, 1998.

     As of August 15, 1998, the Company and/or its subsidiary Marine Transport Lines, Inc. ("MTL" and together with MTC and a number of present or former affiliates or subsidiaries of MTC or MTL, the "Companies") have been named as defendants in over 8,900 personal injury lawsuits filed in: (a) federal courts in Ohio (8,827 cases), Michigan (97 cases), and the U.S. Virgin Islands (39 cases); and (b) state courts in Texas (6 cases), Washington (4 cases), Virginia (3 cases) and Louisiana (1 case). The cases have been filed on behalf of current, retired or deceased seamen who allege that they suffered unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Companies and other vessel owners. Damages are sought in unspecified amounts in most cases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Marine Transport Corporation's common stock is traded on the Nasdaq Stock Market under the symbol MTLX. Prior to the Distribution, the Company's common stock was traded on the New York Stock Exchange under the symbol OMM. As of March 15, 1999, the number of shareholders of Marine Transport Corporation stock was approximately 3,443. The Company's historical stock prices should be analyzed carefully in the context of the Acquisition and the Distribution which are more fully described earlier in this report.

     The high and low sales prices of the common stock, as reported by the Nasdaq Stock Market (New York Stock Exchange prior to Distribution), were as follows:

                                                        1ST           2ND           3RD           4TH
                                                        ----          ----          ----          ----
1998 Quarter
  High................................................    98 3/4       108 1/8         4             2 15/16
  Low.................................................    81 7/8         3 3/4         1 23/32       1 5/8

1997 Quarter
  High................................................   112 1/2       106 1/4       145           137 1/2
  Low.................................................    82 1/2        90            95            91 1/4

     In June 1998 the Company completed the Acquisition and the Distribution, effecting a separation of the Company, and completed a 1 for 10 reverse stock split. The above prices give effect to the reverse split on a retroactive basis.

     Payment of dividends is restricted by the terms of the Company's long term debt agreements.

ITEM 6.  SELECTED FINANCIAL DATA

     Comparisons of Selected Financial Data for the periods presented should be made with consideration of the Acquisition and the Distribution. See Notes to the Consolidated Financial Statements. For pro forma information giving effect to the Acquisition and the Distribution see Note 2 to the Consolidated Financial Statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
Revenues:
  Voyage revenues...........................  $173,118   $224,413   $225,578   $232,589   $261,357
  Other operating revenues..................    11,660      7,127      7,044      7,520      5,135
                                              --------   --------   --------   --------   --------
                                               184,778    231,540    232,622    240,109    266,492
                                              --------   --------   --------   --------   --------
Operating expenses:
  Vessel and voyage.........................   151,930    174,363    167,259    212,963    223,540
  Depreciation and amortization.............    22,407     28,944     30,448     34,734     37,770
  General and administrative................    16,396     23,998     16,438     15,303     18,972
  Provision for losses:
     Impaired value of vessels..............        --         --         --      8,707     14,798
     Lease obligation.......................        --         --         --      6,687     19,800
                                              --------   --------   --------   --------   --------
                                               190,733    227,305    214,145    278,394    314,880
                                              --------   --------   --------   --------   --------
Operating income (loss).....................    (5,955)     4,235     18,477    (38,285)   (48,388)
                                              --------   --------   --------   --------   --------

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
Other income (expense):
  Net gain on disposal of assets............       538        870     11,153      5,480     10,222
  Interest expense..........................    (8,378)   (12,249)   (26,462)   (26,708)   (28,808)
  Interest income...........................     4,529      3,257      2,810      2,076      2,843
  Equity in income of unconsolidated
     joint ventures.........................     2,353        737      2,482      5,528      5,402
  Provision for write down of investments...        --         --         --         --     (1,250)
  Other -- net..............................        --         --         --      1,040       (191)
                                              --------   --------   --------   --------   --------
  Net other expenses........................      (958)    (7,385)   (10,017)   (12,584)   (11,782)
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle.........    (6,913)    (3,150)     8,460    (50,869)   (60,170)
Benefit (provision) for income taxes........    39,985        180     (2,271)    18,973     22,305
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item and
  cumulative effect of changes in accounting
  principle.................................    33,072     (2,970)     6,189    (31,896)   (37,865)
Extraordinary loss, net of income tax
  benefit of $1,493.........................        --         --     (2,772)        --         --
Cumulative effect of change in accounting
  principle -- net of income tax expense
  of $7,429.................................        --     13,797         --         --         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $ 33,072   $ 10,827   $  3,417   $(31,896)  $(37,865)
                                              ========   ========   ========   ========   ========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle......................  $   6.31   $  (0.69)  $   1.85   $ (10.37)  $ (12.45)
                                              ========   ========   ========   ========   ========
  Net income (loss).........................  $   6.31   $   2.52   $   1.02   $ (10.37)  $ (12.45)
                                              ========   ========   ========   ========   ========
Diluted earnings (loss), per common share:
  Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle......................  $   6.31   $  (0.69)  $   1.83   $ (10.37)  $ (12.45)
                                              ========   ========   ========   ========   ========
  Net income (loss).........................  $   6.31   $   2.52   $   1.01   $ (10.37)  $ (12.45)
                                              ========   ========   ========   ========   ========
Weighted average shares outstanding.........     5,244      4,291      3,344      3,075      3,042
                                              ========   ========   ========   ========   ========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
Other Financial Data:
Cash flows provided (used) by:
  Operating activities......................  $ 15,529   $  8,279   $ (5,721)  $ (4,601)  $  1,647
  Investing activities......................   (71,455)    49,343     31,989     (9,959)     9,739
  Financing activities......................    31,915    (73,762)   (10,960)    15,332    (24,910)
Balance Sheet Data:
  Cash and cash equivalents.................  $  8,652   $ 32,489   $ 47,877   $ 32,569   $ 31,797
  Vessel and other property -- net..........    38,878    314,193    341,309    368,441    400,998
  Construction in progress..................        --     56,032     10,754         --         --
  Investments in, and advances to joint
     ventures...............................        --     28,155     59,322     84,915     81,868
  Total assets..............................   106,470    518,587    552,282    565,486    605,132
  Total debt................................    27,145    162,916    237,148    283,866    272,139
  Total stockholders' equity................    15,969    221,023    207,578    145,415    179,896

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of Marine Transport Corporation's financial condition and results of operations should be read in connection with the Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as the Form S-1 filed on May 15, 1998 which fully describes the Acquisition and Distribution, and the documents incorporated by reference thereto. Users of these financial statements should be aware that future results of operations will significantly differ from the historical results of operations because of the changes in the Company which occurred as a result of the Acquisition and the Distribution.

PRO FORMA FINANCIAL INFORMATION

     Certain pro forma financial information has been presented to give effect to the Acquisition and Distribution as if such events had occurred on January 1, 1997. The pro forma information does not purport to represent what the operations actually would have been or to project operating results for any projected period. The pro forma financial information is based on certain assumptions the Company believes are reasonable. See Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

     The Company's vessels may operate on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses. This means that the revenues generated by a bareboat charter are likely to be lower than those generated by a time charter. Under a voyage charter revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

     Vessel expenses include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, insurance and communications. These expenses vary depending on the fleet size, utilization levels and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

     The Company processes most of the transactions required for operation of the vessels it manages for other owners, including those related to crew payroll and transportation, repairs and maintenance, spare parts, drydocking and overhauls, communications, and insurance. MTC is administratively staffed to perform these functions for its large fleet of managed vessels; however, only the management fee is included in revenues for these vessels, not the actual revenue earned by commercial operation by third party owners.

SIGNIFICANT ADJUSTMENTS RELATED TO DISTRIBUTION AND CHANGE IN ACCOUNTING
PRINCIPLE

     Net income for the year ended December 31, 1998 was $33.1 million compared to $10.8 million for the year ended December 31, 1997. Included in the 1998 income is a benefit of $39.9 million for Federal income taxes. In connection with the Distribution, the subsidiary holding the Company's international business became a decontrolled corporation for income tax purposes and deferred income taxes, which had previously been recorded, were reversed. Similar adjustments are not expected to occur in the future. Included in the 1997 net income is $13.8 million, net of income taxes, from the cumulative effect of a change in accounting principle.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Voyage revenues decreased substantially in 1998 compared to 1997. The primary reason for the substantial decrease in revenues is the exclusion of the revenues and the results of operations of the Company's international businesses for periods after the Distribution. On a pro-forma basis, assuming the Distribution and Acquisition occurred on January 1, 1997, revenues increased $7 million, primarily resulting from operation of three product tankers which were placed in service in the third quarter of 1998; these same vessels were idle for most of 1997.

     Other operating revenues for all periods presented primarily represent revenues from ship management services, with the increases in ship management revenues for the 1998 year attributable to the Acquisition of Marine Transport Lines, Inc.

     Vessel and voyage operating expenses decreased primarily as a result of the impact of the Distribution (international businesses that were separated from the Company in June 1998). This decrease in expense was partially offset by the addition of vessels from Marine Transport Lines, Inc., and the costs associated with the start up expenses of activating three vessels that had been in extended lay-up periods.

     Operating lease expenses included in vessel and voyage operating expenses increased because of the Company's decision to charter in four Suezmax tankers during 1998. These chartered vessels were part of the international business distributed to shareholders in connection with the Distribution.

     The operating loss of $6 million for the year ended December 31, 1998 resulted from several factors: the decrease in market charter rates for the Company's previously-held international Suezmax and Product Tanker fleets; increased depreciation and amortization charges in connection with the Acquisition for periods after the Acquisition; and, general and administrative expense incurred in concluding the Acquisition and the Distribution. The actual charges for depreciation and amortization and general and administrative expense were lower in 1998 than 1997 due to the Distribution in June 1998.

     The significant decrease in interest expense results from lower borrowings by the Company (mostly arising from the transfer to OMI Corporation of long-term debt in connection with the Distribution) as well as lower interest rates for current periods. In October 1998, the Company fixed interest rates on $19.9 million of floating rate long-term debt for three years through an interest rate swap (see Item 7A and Notes to the Consolidated Financial Statements).

     Equity in income of unconsolidated joint ventures primarily represents investments the Company had in vessels used in international trade which were part of the Distribution.

     The income tax benefit for the year ended December 31, 1998 represents principally the reversal of deferred taxes at the Distribution date for the Company's foreign subsidiaries which became decontrolled corporations though the Distribution; income taxes are no longer payable on the deferred taxable income of those companies and the deferred taxes were reversed. For current earnings, the income tax provision is similar to the statutory rate.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net voyage revenues (voyage revenues less vessel and voyage expenses) of $50.1 million for the year ended December 31, 1997 decreased by a net $8.2 million from $58.3 million for the same period in 1996. Changes in net voyage revenues for the year ended 1997 compared to 1996 are discussed as follows by the market segments in which the Company primarily operated in periods prior to the Distribution.

     Domestic net voyage revenues decreased $24.1 million to a loss of $5.2 for the year ended December 31, 1997, as compared to $18.9 million for the same period in 1996.

     Decreases of approximately $8.5 million in net voyage revenues were attributable to the six vessels sold during 1996. Included in the $8.5 million decrease is a $3.8 million credit to drydock expense relating to the reversals of the drydock accruals (the accrual method of accounting for drydock was used in 1996) for the vessels disposed of in 1996. Approximately $6.6 million of the decrease in net voyage revenues was a result of two product carriers which were on time charters in 1996 but were laid up for an aggregate 527 days in 1997. The third product carrier's net voyage revenues decreased by approximately $2.8 million primarily because it operated on a time charter in 1996 which ended in 1997 at a time when rates were lower. In addition, the vessel incurred 23 more offhire days due to idle time. Net voyage revenues generated by the MARINE COLUMBIA decreased $6.4 million as a result of the sale of the vessel in January 1997, as well as offhire incurred for repairs in 1997.

     On January 31, 1997, the MARINE COLUMBIA, a crude oil tanker which transports Alaskan North Slope oil for a major oil company, was sold and leased back under a charter agreement terminating December 31, 2002. MTC operates the MARINE COLUMBIA and the decrease in net voyage revenue mentioned above was attributable to charter hire expense. The Company received $40 million in cash and a $9 million note receivable for the vessel. A gain of approximately $25 million was deferred and is being amortized to the end of the lease term.

     The three remaining vessels in the domestic fleet were on time charters in the first half of 1996. Two of the vessels were redelivered in February and April 1997 having been on long-term time charters with the U.S. Military Sealift Command. One of the vessels was then on another time charter until February 1998. The third vessel was on time charter in 1996 which ended in February 1997. All of these vessels were idle at December 31, 1997.

     Net foreign voyage revenues increased $15.9 million to $55.3 million for the year ended December 31, 1997, as compared to $39.4 million for the same period in 1996. Decreases of $3.0 million relate to the sale of the LPG carrier which was disposed of in March 1997. Other changes are discussed as follows according to the two foreign market segments in which the Company previously operated.

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

     In the year ending December 31, 1997, the crude oil fleet consisted of six wholly-owned vessels and four chartered-in vessels; eight were currently operating in the spot market and two vessels were operating on time charters. One vessel which had been on a long-term time charter was redelivered in the fourth quarter of 1997. In 1996, the Company owned seven vessels and chartered-in one vessel, with four of these vessels operating in the spot market. The Company maintained the majority of its crude oil tankers in the spot market.

     Net voyage revenues generated by the crude oil tanker fleet increased primarily for two reasons; first, by $9.9 million due to the acquisition of the ALTA and the TANANA, (two Suezmax tankers in which the Company acquired its partner's interest on December 30, 1996) and second, due to improved rates resulting from better market conditions in 1997. In addition, in order to maximize profits on voyages, the Company attempted to triangulate voyages for the new ships, that is, lessen the amount of the ballast leg (the part of the voyage where no cargo is carried), in order to increase the utilization of the vessel.

     The Company's operating expenses, other than vessel and voyage expenses, operating lease expenses and provision for losses, consisted of depreciation and amortization and general and administrative expenses. For the year ended December 31, 1997, these expenses increased $6.1 million to $52.9 million, from $46.8 million for the same period in 1996. General and administrative expenses increased $7.6 million primarily due to accruals for bonuses and severance aggregating approximately $5.3 million, expenses incurred in the relocation of corporate headquarters to Stamford, Connecticut of approximately $2.6 million, and expenses allocated to the anticipated spin off and formation of OMI Corporation ("New OMI") of approximately $.8 million. Other general and administrative expenses declined approximately $1.1 million. The decrease in depreciation expense of $1.5 million related to the sale of vessels (including the sale and leaseback of the MARINE COLUMBIA).

     Other income (expense) consisted of gain on disposal of assets-net, interest expense, interest income, equity in income of unconsolidated joint ventures and other-net. Net other expense decreased by $5.5 million for the year ended December 31, 1997 compared to the same period in 1996. Interest expense decreased by a net of $14.2 million due to the following; reduction in the average mortgage debt in 1997 compared to 1996, payment of debt from proceeds of vessel sales and proceeds from the public offering of stock in the fourth quarter of 1996, increased capitalized interest on four vessels under construction for twelve months in 1997 compared to two vessels for one month in 1996 and lower average interest rates on debt refinanced in July 1996 and April 1997. Decreases in net other expense were offset in part by decreases in the gain on disposal of assets-net of $10.3 million for the year ended December 31, 1997. This decrease resulted primarily from the gain on sale of $9.7 million for OMI Petrolink Corporation ("Petrolink", now MTL Petrolink Corp.) workboats and $3.6 million gain on the sale of a crude oil carrier in 1996 offset in part by the gain on sale of the LPG carrier of approximately $1.0 in the first quarter of 1997.

     Equity in income of unconsolidated joint ventures decreased by $1.7 million to $.7 in the year ended 1997 compared to $2.5 million for the same period in 1996. The decrease in equity was primarily attributable to the loss on sale of a vessel owned by Mosaic (a joint venture) of approximately $10.5 million (the Company's portion of the loss was approximately $5.2 million) in the third quarter of 1997 offset in part by the gain on the sale of a vessel of $1.9 million (the Company's portion of the gain was approximately $0.9 million) in the second quarter of 1997. In accordance with the Company's plan to decrease its participation in joint ventures, on December 10, 1997, Mosaic acquired the majority shareholder's interest in the venture for cash of $32.3 million and
50.1 percent of stock in its subsidiary Kanejoy Corporation, with a book value of $3.5 million, and Mosaic became a 100 percent owned subsidiary of the Company.

     On December 30, 1996, the interest in Wilomi owned by a partner was acquired by the venture, and Wilomi became a 100 percent owned subsidiary of the Company with its earnings consolidated in the Company's results. The decrease in equity in operations of joint ventures attributable to Wilomi was $1.3 million for the year ended December 31, 1997.

     Increases in equity in income of unconsolidated joint ventures offsetting the aforementioned decreases relate to Amazon, a 49 percent owned joint venture which operates one crude oil tanker, the SETTEBELLO. The equity in earnings for Amazon increased by $3.1 million in 1997 as compared to the same period in 1996. The SETTEBELLO was in drydock for 92 days in 1996 which resulted in both a lack of earnings and additional drydock expense. Also, equity increased by $1.7 million from WHITE SEA as a result 66 offhire days in 1996 related to drydocking of the vessel.

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

BALANCE SHEET AS OF DECEMBER 31, 1998

     MTC's balance sheet as of December 31, 1998 reflects both the Acquisition and the Distribution, whereas the balance sheet as of December 31, 1997 reflects the historical balance sheet of the Company prior to such transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances of $8.6 million as of December 31, 1998 include cash of $1.8 million drawn from one of the Company's revolving credit lines. Concurrent with the Acquisition and the Distribution the Company: (a) restructured its loan agreement between Marine Transport Lines, Inc. and a commercial bank; and (b) arranged a new loan agreement between MTC and the same commercial bank. At December 31, 1998, the Company had total borrowings under these agreements of $20.5 million, which was $1.2 million less than its total borrowing capacity at that date under the lines of credit provided pursuant to those loan agreements. Other forms of cash available for operations and investment by the Company include $4 million included in the Company's Capital Construction Fund (before applicable income taxes payable on amounts withdrawn from their current use).

     Cash balances and available credit lines are expected to be sufficient to meet the Company's normal operating requirements, including scheduled payments of long-term debt.

OTHER OPERATING MATTERS

     The Company is in negotiations with the charterer of two chemical/petroleum products vessels for the purchase of the vessels by the Company by assumption of the outstanding mortgage debt on the vessels in the aggregate amount of approximately $22.8 million.

PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma financial information included in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 and 1997 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1997. Although this unaudited pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately

$8 million on an annualized basis as compared to that amount allocated to the Company's Domestic Business on a historical basis; employment of the laid up vessel Courier on a two year charter at profitable rates, and implementation of plans for other previously laid up vessels to profitably employ these vessels; and expansion of the Company's ship management business.

AGREEMENTS

     As part of the Distribution, the Company is party to certain agreements with New OMI. Certain provisions of these agreements are summarized in the Notes to the Consolidated Financial Statements (see Note 2) included herein. These agreements are included in the Company's Form S-1 dated May 15, 1998.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenditures and corporate overhead.

YEAR 2000

     MTC's management has identified the following areas of concern relating to the Year 2000 issue and has determined appropriate courses of action as described below. Internally generated funds will be used to fund testing, improvements or replacements where necessary.

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

     Communications: the potential failure of computer equipment used for communications ship-to-shore and with other third parties ashore. All equipment used for ship-to-shore communication is being tested for compliance by the Company or an independent third party and will be replaced where necessary; most of this equipment consists of personal computers, off the shelf software and small servers. The cost of testing and replacement is not expected to be significant.

     Operations: the potential failure of embedded microprocessor chips on power, steering and cargo systems aboard vessels. Critical machinery has been identified and is being surveyed and tested by Company personnel or independent third parties. Most systems have manual backup procedures or systems in the event of failure. Management expects to complete this testing prior to projected impact dates of Year 2000, but at this time is not certain of the costs of remediation of any identified problems.

     Administration: the impact of Year 2000 problems on the Company's computer systems and those systems of third parties, such as vendors, customers and banks. The Company may replace existing administrative (including accounting) software and hardware used in related applications prior to the projected impact dates of Year 2000. The cost of replacement of these systems is expected to exceed $750,000. This expenditure was planned because of the recent changes in the Company's operation, but implementation may be accelerated as a result of identified Year 2000 problems.

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

ITEM 7A.  MARKET RISKS

     All of the Company's revenues, and most of its expenses, are in U.S. dollars. As a leveraged company, MTC is subject to interest rate risks. The Company uses interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1998, the Company had outstanding an interest rate swap, with a notional amount of $19,453,993, which fixed the base LIBOR rate on the Company's term loans at 4.75 percent for a three year period. See Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              PAGE
                                                              -----
Reports of Independent Auditors.............................  16-17
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     18
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................     19
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......     20
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     21
Notes to Consolidated Financial Statements..................  22-38

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Marine Transport Corporation

     We have audited the accompanying consolidated balance sheet of Marine Transport Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Transport Corporation and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG, LLP

New York, New York
February 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Marine Transport Corporation (formerly OMI Corp.):

     We have audited the accompanying consolidated balance sheet of Marine Transport Corporation (formerly OMI Corp.) and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As disclosed in Note 3 to the consolidated financial statements, effective January 1, 1997 the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method.

                                          DELOITTE & TOUCHE, LLP

New York, New York
March 9, 1998

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents:
     Unrestricted...........................................  $  7,726    $ 31,737
     Restricted.............................................       926         752
  Receivables:
     Trade receivables, net of allowances of $509 in 1998
      and $795 in 1997......................................    10,692      16,167
     Other..................................................     2,932       4,014
  Income taxes receivable...................................       643          --
  Prepaid expenses and other current assets.................     5,921      16,423
  Vessel held for sale......................................       100          --
                                                              --------    --------
Total current assets........................................    28,940      69,093
                                                              --------    --------
Marketable securities and cash held in capital construction
  fund......................................................     4,069      10,969
Vessels and other property:
  Vessels...................................................   104,528     510,312
  Construction in progress..................................        --      56,032
  Other property............................................     1,953       8,397
                                                              --------    --------
          Total vessels and other property..................   106,481     574,741
  Less: accumulated depreciation............................    67,703     204,516
                                                              --------    --------
                                                                38,778     370,225
                                                              --------    --------
Vessel drydocking costs.....................................     7,429       8,514
Investments in and advances to joint ventures...............        --      28,155
Note receivable.............................................     9,000       9,000
Other assets and deferred charges...........................     6,602      10,288
Goodwill....................................................    11,652      12,343
                                                              --------    --------
Total assets................................................  $106,470    $518,587
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,604    $  6,314
  Accrued liabilities.......................................     8,092      22,931
  Current portion of debt...................................     3,034      16,575
                                                              --------    --------
Total current liabilities...................................    20,730      45,820
Advance time charter revenues and other liabilities.........     1,500       3,114
Long-term debt..............................................    24,111     146,341
Deferred gain on sale of vessels............................    21,258      36,108
Deferred income taxes.......................................    22,902      64,264
Minority interest in subsidiary.............................        --       1,917
                                                              --------    --------
Total liabilities...........................................    90,501     297,564
                                                              --------    --------
SHAREHOLDERS' EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized;
  shares issued and outstanding: 1998 -- 6,555,368;
  1997 -- 4,306,668.........................................     3,277       2,154
Capital surplus.............................................    25,461     206,105
Retained earnings (deficit).................................   (11,996)      8,979
Accumulated other comprehensive income (loss)...............       (51)      4,890
Unearned compensation -- restricted stock...................        --      (1,105)
Treasury stock at cost; 350,000 shares......................      (722)         --
                                                              --------    --------
Total shareholders' equity..................................    15,969     221,023
                                                              --------    --------
Total liabilities and shareholders' equity..................  $106,470    $518,587
                                                              ========    ========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues:
  Voyage revenues..........................................  $173,118    $224,413    $225,578
  Other operating revenues.................................    11,660       7,127       7,044
                                                             --------    --------    --------
                                                              184,778     231,540     232,622
                                                             --------    --------    --------
Operating expenses:
  Vessel and voyage........................................   151,930     174,363     167,259
  Depreciation and amortization............................    22,407      28,944      30,448
  General and administrative...............................    16,396      23,998      16,438
                                                             --------    --------    --------
                                                              190,733     227,305     214,145
                                                             --------    --------    --------
Operating income (loss)....................................    (5,955)      4,235      18,477
                                                             --------    --------    --------
Other income (expense):
  Net gain on disposal of assets...........................       538         870      11,153
  Interest expense.........................................    (8,378)    (12,249)    (26,462)
  Interest income..........................................     4,529       3,257       2,810
  Equity in income of unconsolidated joint ventures........     2,353         737       2,482
                                                             --------    --------    --------
  Net other expenses.......................................      (958)     (7,385)    (10,017)
                                                             --------    --------    --------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of change in accounting principle......    (6,913)     (3,150)      8,460
Benefit (provision) for income taxes.......................    39,985         180      (2,271)
                                                             --------    --------    --------
Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principle................    33,072      (2,970)      6,189
Extraordinary loss, net of income tax benefit of $1,493....        --          --      (2,772)
Cumulative effect of change in accounting principle, net of
  income tax expense of $7,429.............................        --      13,797          --
                                                             --------    --------    --------
Net income.................................................  $ 33,072    $ 10,827    $  3,417
                                                             ========    ========    ========
Basic income per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle..............  $   6.31    $  (0.69)   $   1.85
  Extraordinary loss, net of income tax benefit............        --          --        (.83)
  Cumulative effect of change in accounting principle, net
     of income tax provision...............................        --        3.21          --
                                                             --------    --------    --------
  Net income...............................................  $   6.31    $   2.52    $   1.02
                                                             ========    ========    ========
Diluted income per common share:
  Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle..............  $   6.31    $  (0.69)   $   1.83
  Extraordinary loss, net of income tax benefit............        --          --        (.82)
  Cumulative effect of change in accounting principle, net
     of income tax provision...............................        --        3.21          --
                                                             --------    --------    --------
  Net income...............................................  $   6.31    $   2.52    $   1.01
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                                            -------------
                                  COMMON STOCK                  RETAINED        OTHER           OTHER
                               ------------------    CAPITAL    EARNINGS    COMPREHENSIVE   COMPREHENSIVE   RESTRICTED   TREASURY
                               SHARES(1)   AMOUNT    SURPLUS    (DEFICIT)      INCOME          INCOME         STOCK       STOCK
                               ---------   ------   ---------   ---------   -------------   -------------   ----------   --------
Balance as of January 1,
  1996.......................    3,104     $1,552   $ 145,591   $ (5,265)      $ 4,941                       $(1,404)        --
Comprehensive income:
  Net income.................                                      3,417                       $ 3,417
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........                                                      (73)            (73)
                                                                                               -------
  Comprehensive income.......                                                                  $ 3,344
                                                                                               -------
Shares issued in common stock
  offering...................    1,150        575      75,157
Retirement of partner's
  equity interest in joint
  venture....................                         (18,072)
Exercise of stock option and
  stock appreciation
  rights.....................       15          8         786
Amortization of unearned
  compensation...............                                                                                    365
                                 -----     ------   ---------   --------       -------                       -------      -----
Balance at December 31,
  1996.......................    4,269     $2,135   $ 203,462   $ (1,848)      $ 4,868                       $(1,039)        --
Comprehensive income:
  Net income.................                                     10,827                       $10,827
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $(12).........                                                       22              22
                                                                                               -------
  Comprehensive income.......                                                                  $10,849
                                                                                               -------
Retirement of partner's
  equity interest in joint
  venture....................                             777
Retirement of minority
  stockholders' equity
  interest in subsidiary.....                            (549)
Exercise of stock option and
  stock appreciation
  rights.....................       33         17       1,979
Issuance of restricted stock
  awards.....................        5          2         436                                                   (438)
Amortization of unearned
  compensation...............                                                                                    372
                                 -----     ------   ---------   --------       -------                       -------      -----
Balance at December 31,
  1997.......................    4,307     $2,154   $ 206,105   $  8,979       $ 4,890                       $(1,105)     $  --
Comprehensive income:
  Net income.................                                     33,072                       $33,072
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $16...........                                                      (29)            (29)
                                                                                               -------
  Comprehensive income.......                                                                  $33,043
                                                                                               -------
Exercise of stock options....        5          2         210
Retirement of minority
  stockholders' equity
  interest in subsidiary.....                            (681)
Amortization of unearned
  compensation...............                                                                                  1,105
Issuance of common stock.....    2,243      1,121      10,779
Spin-off of foreign
  subsidiaries...............                        (190,952)   (54,047)       (4,912)
Purchase of treasury stock...                                                                                              (722)
                                 -----     ------   ---------   --------       -------                       -------      -----
Balance at December 31,
  1998.......................    6,555     $3,277   $  25,461   $(11,996)      $   (51)                      $    --      $(722)
                                 =====     ======   =========   ========       =======                       =======      =====


                                 TOTAL
                               ---------
Balance as of January 1,
  1996.......................  $ 145,415
Comprehensive income:
  Net income.................      3,417
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........        (73)
  Comprehensive income.......
Shares issued in common stock
  offering...................     75,732
Retirement of partner's
  equity interest in joint
  venture....................    (18,072)
Exercise of stock option and
  stock appreciation
  rights.....................        794
Amortization of unearned
  compensation...............        365
                               ---------
Balance at December 31,
  1996.......................  $ 207,578
Comprehensive income:
  Net income.................     10,827
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $(12).........         22
  Comprehensive income.......
Retirement of partner's
  equity interest in joint
  venture....................        777
Retirement of minority
  stockholders' equity
  interest in subsidiary.....       (549)
Exercise of stock option and
  stock appreciation
  rights.....................      1,996
Issuance of restricted stock
  awards.....................         --
Amortization of unearned
  compensation...............        372
                               ---------
Balance at December 31,
  1997.......................  $ 221,023
Comprehensive income:
  Net income.................     33,072
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $16...........        (29)
  Comprehensive income.......
Exercise of stock options....        212
Retirement of minority
  stockholders' equity
  interest in subsidiary.....       (681)
Amortization of unearned
  compensation...............      1,105
Issuance of common stock.....     11,900
Spin-off of foreign
  subsidiaries...............   (249,911)
Purchase of treasury stock...       (722)
                               ---------
Balance at December 31,
  1998.......................  $  15,969
                               =========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income..................................................  $ 33,072    $ 10,827    $  3,417
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Cumulative effect of change in method of accounting, net
    of income tax provision.................................        --     (13,797)         --
  Extraordinary loss, net of income tax benefit.............        --          --       2,772
  Depreciation and amortization.............................    34,976      28,944      30,448
  Amortization of unearned compensation.....................     1,052         372         365
  (Decrease) in doubtful accounts...........................      (286)       (152)     (1,313)
  Deferred income taxes.....................................   (39,625)     (6,984)      2,258
  (Gain) loss on sale or disposal of vessels and other
    property................................................       522        (870)    (11,153)
  Amortization of deferred gain on sale of vessels..........    (1,426)     (4,377)         --
  Equity in income of unconsolidated joint ventures in
    excess of dividends received............................    (1,783)         (2)     (2,114)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable..............    (3,695)     (5,596)      6,181
    Decrease (increase) in prepaid expenses and other
      current assets........................................      (957)     (1,624)       (416)
    Increase (decrease) in advance time charter revenues and
      other liabilities.....................................    (2,442)     (1,311)      1,223
    Other assets and liabilities -- net.....................       114         222         406
    (Decrease) increase in accounts payable.................    (4,355)      2,777     (30,436)
    (Decrease) increase in accrued expenses.................    (3,684)         --          --
    (Decrease) increase in income taxes payable.............     4,046          --          --
    Advances (from) to joint ventures -- net................        --        (150)     (7,359)
                                                              --------    --------    --------
Net cash provided (used) by operating activities............    15,529       8,279      (5,721)
                                                              --------    --------    --------
CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property.....................   (68,976)    (58,470)    (50,770)
Proceeds and interest received and reinvested in capital
  construction fund.........................................      (352)       (661)       (717)
Proceeds from sale of securities............................        --          --       1,080
Net proceeds from sale of vessels...........................       850      78,972      76,808
Purchase of treasury stock..................................      (722)         --          --
Cash distributed to UBC.....................................   (12,601)         --          --
Cash acquired in retirement of partner's equity interests in
  joint ventures............................................     4,855      32,301       4,813
Cash acquired with acquisition of MTL.......................     8,091          --          --
Payments for the retirement of minority stockholder's
  interest..................................................    (2,600)     (2,456)         --
Other.......................................................        --        (343)        775
                                                              --------    --------    --------
Net cash provided (used ) by investing activities...........   (71,455)     49,343      31,989
                                                              --------    --------    --------
CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    83,007     114,090     173,923
Payment of debt.............................................   (45,775)   (188,322)   (259,556)
Payments for debt issue costs...............................        --        (774)     (1,853)
Vessel lease payments.......................................    (5,869)         --          --
Proceeds from the issuance of common stock..................        --       1,996      76,526
Decrease in other assets....................................       726          --          --
Increase in restricted cash.................................      (174)       (752)         --
                                                              --------    --------    --------
Net cash provided (used) by financing activities............    31,915     (73,762)    (10,960)
                                                              --------    --------    --------
(Decrease) increase in unrestricted cash and cash
  equivalents...............................................   (24,011)    (16,140)     15,308
Unrestricted cash and cash equivalents at beginning of
  year......................................................    31,737      47,877      32,569
                                                              --------    --------    --------
Unrestricted cash and cash equivalents at end of year.......  $  7,726    $ 31,737    $ 47,877
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Marine Transport Corporation ("MTC" or the "Company"), formerly OMI Corp., is a U.S.-based company that owns and charters a fleet of ocean-going vessels which it operates in domestic and international markets. The Company also manages vessels for other shipowners.

     On June 17, 1998 the Company distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of its wholly-owned subsidiary Universal Bulk Carriers, Inc. ("UBC"). UBC operated the Company's former foreign-flagged shipping businesses, and continues to operate those businesses as OMI Corporation ("New OMI") under the Company's previous management. A condensed summary of UBC's unaudited results of operations for the years ended December 31, 1997 and 1996, and for the period from January 1, 1998 through June 17, 1998 and a condensed summary of the assets and liabilities of UBC at June 17, 1998 and December 31, 1997 are as follows:

                                       FOR THE PERIOD FROM    FOR THE YEARS ENDED
                                           JANUARY 1,             DECEMBER 31,
                                          1998 THROUGH        --------------------
                                          JUNE 17, 1998         1997        1996
                                       -------------------    --------    --------
                                                     (IN THOUSANDS)
Results of Operations:
Revenues.............................        $71,506          $141,985    $111,292
Operating income.....................          5,816            20,178      14,699
Net income...........................         44,333            16,922       3,693

                                                       JUNE 17,    DECEMBER 31,
                                                         1998          1997
                                                       --------    ------------
Net Assets
  Current assets.....................................  $ 27,287      $ 49,520
  Vessels and other property -- net..................   393,155       343,028
  Investments in and advances to joint ventures......    29,876        27,810
  Other non-current assets...........................    11,122         8,587
  Goodwill...........................................    16,966        11,763
                                                       --------      --------
  Total assets.......................................   478,406       440,708
Less:
  Current liabilities................................    77,001        21,062
  Long-term debt.....................................   143,879        48,424
  Other non-current liabilities......................     2,992        87,664
                                                       --------      --------
Total liabilities....................................   223,872       157,150
                                                       --------      --------
Shareholder's equity.................................  $254,534      $283,558
                                                       ========      ========

     Prior to the Distribution, the Company acquired all of the outstanding common stock of Marine Transport Lines, Inc. ("MTL"), a U.S.-based company that owns, operates and manages U.S. and foreign flag vessels, in exchange for the consideration described in Note 2 (the "Acquisition"). The Company is currently managed by certain former officers and directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

     Unless otherwise indicated, amounts reflected in the accompanying consolidated financial statements include the results of UBC through June 17, 1998, and the results of MTL subsequent to June 17, 1998. Immediately following the Acquisition and the Distribution, the Company completed a one-for-ten reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

2.  ACQUISITION AND DISTRIBUTION

     As consideration for the Acquisition: (a) the Company issued common stock of OMI Corp. with a market value of $5,000,000 to the shareholders of MTL; (b) the Company issued a certain number of shares of newly-issued common stock to the shareholders of MTL; and (c) shareholders of MTL became entitled to additional shares of the Company's newly-issued common stock, to be determined by the outcome of certain post-transaction calculations. The Acquisition was valued at approximately $11,886,000 representing the Company's estimate of the fair value of MTL at the date the transaction was completed plus the fair value of additional shares issued as a purchase price adjustment for working capital amounts in excess of pre-established levels per the Acquisition Agreement. The Acquisition has been accounted for as a purchase.

     The unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition and Distribution as of January 1, 1997 are as follows (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
Revenues...............................................   $126,942      $119,862
Vessel and voyage expense..............................    120,528       119,502
General and administrative expense.....................     16,073        18,136
Loss before other income (expense), income taxes, and
  cumulative effect of change in accounting
  principle............................................     (9,659)      (17,776)
Loss before cumulative effect of change in accounting
  principle............................................     (8,564)      (13,172)
Net loss...............................................   $ (8,564)     $ (9,437)

                                                      YEAR ENDED    DECEMBER 31,
                                                         1998           1997
                                                      ----------    ------------
Basic and diluted loss per common share:
Loss before cumulative effect of change in
  accounting principle..............................    $(1.63)        $(3.07)
Net loss............................................    $(1.63)        $(2.20)

     As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

     Distribution Agreement -- The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related assets and liabilities of OMI Corp. with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the outstanding 10.25 percent senior notes due November 1, 2003 in exchange for a note in the amount of $6.4 million, which is equivalent in value to the principal amount of the senior notes outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of their respective activities after the Distribution.

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

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     Tax Cooperation Agreement -- Prior to the Distribution, MTC and New OMI entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and procedures for responding to tax audits and other matters. In general, the Tax Cooperation Agreement provides that New OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to New OMI and its subsidiaries. The Tax Cooperation Agreement, though valid between the parties thereto, is not binding on the IRS and does not alter either party's tax liability to the IRS.

     Acquisition Agreement -- The Acquisition Agreement provides for an adjustment in the purchase price of MTL based on working capital amounts, as defined, as of the date of the closing as compared to certain pre-established levels. In December 1998, MTC issued approximately 312,000 additional shares of its common stock to former MTL shareholders pursuant to this provision.

     On March 9, 1998, the Company paid $2,600,000 to acquire the remaining 9.29 percent interest in MTL Petrolink Corp. ("Petrolink", formerly OMI Petrolink Corporation) to make it a wholly-owned subsidiary.

3.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Marine Transport Corporation and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in subsidiaries and partnerships for which the Company owns more than 20% but less than a majority interest are accounted for using the equity method.

RECLASSIFICATIONS OF PRIOR YEAR FINANCIAL STATEMENTS

     Certain prior year balances have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS

     The Company considers all highly-liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash represents cash advanced to the Company by certain customers under agreements which restrict the use of such cash.

MARKETABLE SECURITIES AND CASH HELD IN CAPITAL CONSTRUCTION FUND

     Marketable securities and cash held in capital construction fund are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate (see Note 9).

VESSELS

     Vessels are recorded at cost and depreciated on the straight-line method over their estimated remaining useful lives to their estimated salvage values. Expenditures for maintenance, and repairs are expensed. Major expenditures, which are expected to extend useful lives or reduce future operating expenses, are capitalized. Salvage value is based upon a vessel's lightweight tonnage multiplied by an estimated scrap value per ton.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized was $1,721,000 in 1998, $2,207,000 in 1997 and $71,000 in 1996.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

CHANGE IN METHOD OF ACCOUNTING FOR DRYDOCKING

     Drydocking inspections are required every two to three years for insurance and regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Effective January 1, 1997 the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the deferral method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the deferral method, survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the deferral method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change as of January 1, 1997 is shown separately in the 1997 consolidated statement of operations and resulted in income of $13,797,000 (net of income tax expense of $7,429,000), or $3.21 per share.

     The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $11,318,000, decrease total liabilities by $2,479,000 and increase total shareholder's equity by $13,797,000.

     Assuming the deferral method had been applied retroactively, pro forma income before extraordinary loss and net loss for the year ended December 31, 1996 would have been $224,000, or $0.10 per basic and diluted share, and $(2,548,000), or $(0.80) per basic and diluted share, respectively.

COMPUTERS, FURNITURE, AND LEASEHOLD IMPROVEMENTS

     Computers and furniture are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are recorded at cost and are amortized on the straight-line method over the shorter of their estimated useful lives or lease term.

GOODWILL

     Goodwill recognized in the Acquisition is being amortized over 20 years using the straight-line method. At December 31, 1998, goodwill is net of accumulated amortization of $321,000.

     Included in goodwill at December 31, 1997, was $16,966,000 net of accumulated amortization of $5,203,000, which was distributed with UBC.

ASSET IMPAIRMENT

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS 121 effective January 1, 1995.

REVENUE AND EXPENSE RECOGNITION

     Voyage and charter revenues and expenses are recognized ratably over the duration of the voyages and the lives of the charters. Estimated losses are provided at the time such losses become evident.

STOCK-BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", the Company has chosen to continue to account for stock-based compensation

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

EARNINGS (LOSS) PER COMMON SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted for both interim and annual reports. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Basic income (loss) per common share is based on 5,241,000, 4,291,000, and 3,344,000 weighted average number of common shares outstanding during 1998, 1997 and 1996, respectively. Diluted income (loss) per share, which gives effect to the assumed exercise of dilutive stock options using the treasury stock method, is based on 5,241,000, 4,291,000, and 3,389,000 weighted average number of shares during 1998, 1997, and 1996, respectively. Options have not been included in the computation of diluted income (loss) per share except in 1996 since their effect thereon would be anti-dilutive.

INTEREST RATE SWAP AGREEMENTS

     Amounts receivable or payable under interest rate swaps (designated as hedges against increases in interest rates associated with certain existing debt obligations) are accrued and reflected as adjustments of interest expense. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the remaining term of the hedged debt.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not believe that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Prior to the Distribution (see Note 1), the Company had investments in certain shipping joint ventures with ownership interests ranging from 25 percent to 50 percent. A condensed summary of the results of operations of these joint ventures for the years ended December 31, 1997 and 1996, and for the period from

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

January 1, 1998 through the date of the Distribution, and a condensed summary of the combined assets and liabilities at December 31, 1997, is as follows (in thousands):

                                                 FOR THE PERIOD FROM    FOR THE YEARS ENDED
                                                     JANUARY 1,             DECEMBER 31,
                                                    1998 THROUGH        --------------------
                                                    JUNE 17, 1998         1997        1996
                                                 -------------------    --------    --------
                                                               (IN THOUSANDS)
Results of Operations:
Revenues.......................................        $28,893          $41,804     $94,938
Operating income...............................          4,878           10,762      13,446
(Loss) gain on disposal of assets -- net.......             --           (8,765)       (254)
Cumulative effect of change in accounting
  principle....................................             --            1,196          --
Net income.....................................          3,940            2,502       6,187

                                                              DECEMBER 31, 1997
                                                              -----------------
Net Assets
  Current assets............................................      $ 21,757
  Vessels and other property -- net.........................        75,382
  Other assets..............................................         3,091
                                                                  --------
Total assets................................................       100,230
Less:
  Current liabilities.......................................         9,184
  Long-term debt............................................        37,159
  Other liabilities.........................................           191
                                                                  --------
Total liabilities...........................................        46,534
                                                                  ========
Shareholder's and partners equity...........................      $ 53,696
                                                                  ========

     During 1996, an unrelated party's interest in one of the joint ventures was reacquired by the venture for net assets with a book value of $46,449,000 consisting of one vessel, a vessel under construction, cash and other assets, long-term debt of $27,340,000, and certain other liabilities. As a result, the affiliate became a 100 percent owned subsidiary of the Company. The excess of the carrying value of net assets transferred to the third party over the book value of its equity interest in the venture was charged to capital surplus in 1996 and 1997.

     In September 1997, one of the joint ventures sold a vessel to one of its joint venture partners (the majority shareholder) at a loss, of which the Company's proportionate share was $5,244,000. On December 10, 1997, the joint venture acquired that shareholder's interest in the venture for cash of $32,332,000 and 50.1 percent of the stock in one of its subsidiaries, with a book value of $3,501,535, and the joint venture became a 100 percent owned subsidiary of the Company.

     From January 1, 1996 to August 14, 1996, the Company chartered three vessels to one of its joint ventures for $15,814,000. This amount is included in revenues of the Company as the operations of the joint venture were not consolidated.

     During 1997 and 1996, the Company received dividends from one of its joint ventures of $735,000 and $368,000, respectively.

     At the time of the Acquisition, MTL held a 50 percent interest in Marine Car Carriers, Inc. (M.I.), ("MCCMI") which MTL accounted for under the equity method through November 12, 1998, at which time MCCMI redeemed the common stock from the other 50 percent owners

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES for its respective book value (approximately $8,109,000). Equity in the net income of MCCMI from June 18, 1998 through November 12, 1998 (the date at which MCCMI became a wholly owned subsidiary of the Company) were approximately $519,000.

5.  DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
                                                            (IN THOUSANDS)
Term loan...............................................  $18,740    $     --
Mortgage notes..........................................       --      53,999
Revolving credit facility...............................    1,800          --
Loans under bank credit agreements......................       --      99,090
10.25% unsecured senior notes due 2003..................       --       6,827
Subordinated debt due to New OMI........................    6,268          --
7% convertible note due 2004............................       --       3,000
Promissory note due to New OMI..........................      337          --
                                                          -------    --------
Total debt..............................................   27,145     162,916
Less current portion....................................    3,034      16,575
                                                          -------    --------
Long-term portion.......................................  $24,111    $146,341
                                                          =======    ========

     All debt at December 31, 1998 was created or amended concurrently with the Acquisition. The term loan and revolving credit facilities of the Company accrue interest at a floating rate based on LIBOR plus a margin determined by certain financial ratios (spreads at December 31, 1998 ranged from 1.25% to 2.25%). The Company pays a commitment fee each quarter on the unused and available portion of the revolving credit facilities. At December 31, 1998, the available revolving credit facility totaled $3 million, of which $1.2 million was unused.

     The subordinated debt bears interest at a fixed dollar amount payable semi-annually over the term of the note resulting in an average annual interest rate of 12.71 percent per annum. The principal is payable in semi-annual installments of $175,000 through May 1, 2003 and a final installment of $4,693,000 on November 1, 2003. The promissory note bears interest at 8 percent per annum and is payable in semi-annual installments of principal and interest equal to approximately $37,000 through May 1, 2003.

     The Company uses interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1998, the Company had outstanding an interest rate swap, with a notional amount of $19,453,993, which fixed the interest rate on the Company's term loans at 4.75 percent for a three-year period. At December 31, 1997, the Company had outstanding interest rate swap agreements, covering notional amounts of $32,700,000, which converted its exposure on floating rate loans to a fixed rate of 8.475 percent.

     The term loan is payable in eighteen quarterly installments through June 18, 2003; the first and second installments total $522,605 and $424,564, respectively; the next fifteen installments total $830,814 each; and the final installment totals $5,330,805. The revolving credit facility reduces to $2,000,000 on June 18, 2001 and expires completely on June 18, 2003.

     The Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to use

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES proceeds of vessel sales to reduce debt. In addition, the Company's vessels are pledged as collateral to secure the borrowings under the term loan and revolving credit facility agreements.

     In January 1996, the Company repurchased $14,050,000 of its outstanding notes. On July 12, 1996, the Company completed its cash tender offer for the purchase, at par, of its outstanding notes. Of the $136,950,000 outstanding aggregate amount of its notes, $130,123,000 were tendered for payment pursuant to the offer and $6,827,000 remained outstanding. An extraordinary loss of $2,772,000 (net of an income tax benefit of $1,493,000) or $.90 per share was recorded for the early extinguishment of debt.

     At December 31, 1998, scheduled debt maturities are as follows (in thousands):

1999.....................................................    $ 3,034
2000.....................................................      3,748
2001.....................................................      3,748
2002.....................................................      4,548
2003.....................................................     12,067
                                                             -------
Total....................................................    $27,145
                                                             =======

     During the years ended December 31, 1998, 1997 and 1996, the Company paid interest of approximately $8,478,000, $16,423,000 and $23,791,000, respectively. At December 31, 1998 and 1997 accrued interest of $153,000 and $1,528,000, respectively is included in accrued liabilities.

     In connection with the 1997 sale and leaseback of the vessel MARINE COLUMBIA, the Company has unconditionally guaranteed the charter payments as primary obligor. Minimum charter payments to be made subsequent to December 31, 1998 are:

1999..................................................    $ 9,408,994
2000..................................................      9,400,005
2001..................................................      6,400,377
2002..................................................     11,179,708
                                                          -----------
                                                          $36,389,084
                                                          ===========

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                        1998                     1997
                                                --------------------    ----------------------
                                                CARRYING      FAIR      CARRYING       FAIR
                                                 VALUES      VALUES      VALUES       VALUES
                                                --------    --------    ---------    ---------
Financial assets (liabilities):
Cash and cash equivalents.....................  $  8,652    $  8,652    $  32,489    $  32,489
Capital construction fund.....................  $  4,069    $  4,069    $  10,969    $  10,969
Debt obligations..............................  $(27,145)   $(26,790)   $(162,916)   $(163,903)
Unrecognized financial instruments:
Interest rate swaps...........................        --          --           --    $  (1,058)

     The fair value of long-term debt obligations is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES the swap counterparties. Because of the recent issuance of the interest-rate swap, management estimates that the Company could terminate the instrument without cost.

     Securities available-for-sale included in marketable securities and cash held in capital construction fund consist of the following components (in thousands):

                                                                      DECEMBER 31,
                                                    ------------------------------------------------
                                                             1998                      1997
                                                    ----------------------    ----------------------
                                                    CARRYING    UNREALIZED    CARRYING    UNREALIZED
                                                     VALUE         LOSS        VALUE         LOSS
                                                    --------    ----------    --------    ----------
Capital construction fund:
  Cash equivalents................................   $3,118                   $   299
  Preferred stocks................................      951        $(69)        3,070        $(33)
  Time deposit....................................       --                     7,600
                                                     ------        ----       -------        ----
Total.............................................   $4,069         (69)      $10,969         (33)
                                                     ======                   =======
Deferred income taxes.............................                   18                        11
                                                                   ----                      ----
Unrealized loss on security -- net................                 $(51)                     $(22)
                                                                   ====                      ====

7.  DEFERRED GAIN ON SALE AND LEASEBACK

     On January 31, 1997, the Company sold the vessel MARINE COLUMBIA for $40,000,000 in cash and a note receivable of $9,000,000 that bears interest at
8.172 percent and leased it back under a time charter agreement terminating December 31, 2002. The Company has the option to purchase the vessel for $9,500,000 at or before the expiration of the lease. The gain on the sale of $24,700,000 has been deferred and is being credited to income as an adjustment to operating lease expense over the term of the lease.

     On June 4, 1997, Marine Car Carriers, Inc. (M.I.) ("MCCMI"), then a fifty percent owned subsidiary of MTL, sold its only vessel, the MARINE RELIANCE, for $18,900,000. Under the terms of the sale agreement, MCCMI had the option to lease back the vessel for a four year period. MCCMI exercised the option on June 21, 1997. The Company has deferred the gain ($2,690,000) on the sale transaction and it is being credited to income over four years.

8.  LEASES

OPERATING LEASES

     Certain vessels are chartered out according to non-cancelable agreements accounted for as operating leases. The future minimum revenues to be received subsequent to December 31, 1998 on the chartered-out vessels are as follows (in thousands):

1999.....................................................    $25,919
2000.....................................................     26,546
2001.....................................................     23,936
2002.....................................................     21,377
                                                             -------
                                                             $97,778
                                                             =======

     Certain vessels are chartered in according to non-cancelable agreements accounted for as operating leases. In addition, the Company leases office facilities under long-term agreements. The future minimum

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES payments to be made subsequent to December 31, 1998 on the chartered-in vessels and office leases are as follows (in thousands):

1999.....................................................    $38,343
2000.....................................................     25,393
2001.....................................................     10,892
2002.....................................................     11,626
2003.....................................................         38
                                                             -------
                                                             $86,292
                                                             =======

     The office lease also requires the Company to make additional payments based on various escalation clauses relating to increases in maintenance costs or changes in the consumer price index. Charter and rental expense amounted to approximately $49,793,000, $58,927,000 and $39,899,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

9.  INCOME TAXES

     A summary of the components of the benefit (provision) for income taxes on income excluding the cumulative effect in accounting principle and the extraordinary loss is as follows (in thousands):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
Current (provision)...................................  $(5,550)    $(6,804)    $   (13)
Deferred tax benefit (provision)......................   45,535       6,984      (2,258)
                                                        -------     -------     -------
Benefit (provision) for income taxes..................  $39,985     $   180     $(2,271)
                                                        =======     =======     =======

     The benefit (provision) for income taxes varies from the statutory rates due to the following (in thousands):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
Benefit (provision) at statutory rate.................  $ 2,420     $ 1,103     $(2,961)
Minority interest in (income) loss of subsidiary......       --         (61)       (679)
Equity in (loss) income of unconsolidated joint
  ventures net of dividends declared..................      823      (1,114)      1,148
Decrease (increase) in valuation allowance............       --          --         525
Net deferred tax liability no longer required as a
  result of the Distribution..........................   38,857          --          --
Non-qualified capital construction fund withdrawal....   (1,851)         --          --
Other.................................................     (264)        252        (304)
                                                        -------     -------     -------
Benefit (provision) for income taxes..................  $39,985     $   180     $(2,271)
                                                        =======     =======     =======

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     The components of deferred income taxes relate to the tax effects of temporary differences as follows (in thousands):

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax liabilities:
  Difference between book and tax basis in assets...........  $17,767     $50,843
  Marketable securities and cash held in capital
     construction fund......................................    1,424       3,839
  Previously excluded foreign income........................    1,614       8,105
  Vessel drydocking costs...................................    2,600       2,980
                                                              -------     -------
Total deferred tax liability................................   23,405      65,767
                                                              -------     -------
Deferred tax assets:
  Unrealized losses on investments..........................       --      (1,673)
  Deferred foreign deficits.................................       --        (117)
  Difference between book and tax basis of investments in
     certain unconsolidated joint ventures..................       --         488
  Other.....................................................     (503)       (201)
                                                              -------     -------
Total deferred tax assets...................................     (503)     (1,503)
                                                              -------     -------
Deferred income taxes.......................................  $22,902     $64,264
                                                              =======     =======

     The Distribution resulted in payment of Federal income taxes of approximately $3,000,000 on previously excluded foreign ("Subpart F") income and on the distribution of shares to non-U.S. shareholders. The remaining balance of deferred income taxes applicable to foreign operations of approximately $41,000,000 was credited to income.

10.  SHAREHOLDERS' EQUITY

     The Company has reserved the right to issue up to 650,000 shares of its common stock for the establishment of stock option, stock appreciation rights and restricted stock plans for employees.

     Accumulated other comprehensive (loss) at December 31, 1998 is $(51,000), which is comprised of a December 31, 1996 opening balance of $4,868,000, a 1998 and 1997 unrealized loss (gain) on marketable securities of $(29,000) and $22,000, respectively, and a cumulative foreign currency translation adjustment of $4,912,000.

11.  PENSION PLANS

     Prior to the Acquisition and the Distribution, the Company maintained the OMI Corp. Savings Plan (the "OMI Plan") for salaried employees as a defined contribution plan. The OMI Plan permitted employees to contribute a specified percentage of their salary under Section 401(k) of the Internal Revenue Code. In 1997 and 1996, the Company allowed employees to make contributions of up to ten percent of their annual salaries with the Company matching up to the first six percent in 1997 and three percent in 1996. From January 1, 1998 to June 18, 1998, the Company allowed employees to make contributions of up to ten percent of their annual salaries with the Company matching up to the first six percent. After the Acquisition and Distribution, the Company chose not to adopt the OMI Plan and made its employees eligible to participate in the Marine Transport Lines, Inc. Salaried Employees Retirement Income Plan (the "MTL Plan"). Under the MTL Plan, the Company's minimum annual contribution expense after June 17, 1998 was equal to 3 percent of all individual gross wages not exceeding $160,000. All salaried employees were eligible for the contribution. The Company's expense for the years ended December 31, 1998, 1997 and 1996 was $411,000, $528,000, and $511,000, respectively.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     Pursuant to collective bargaining agreements with labor unions representing seagoing personnel, contributions are also made to various defined benefit and defined contribution pension and welfare plans, including some multi-employer plans, in accordance with their terms. Pension expense for all plans covered by collective bargaining agreements for the years ended December 31, 1998, 1997 and 1996 was approximately $77,961, $200,000 and $531,000, respectively.

     The Company also administers, for the benefit of certain seagoing personnel: a) a defined contribution individual account plan which permits employees to contribute a specified percentage of their salary under Section 401(k) of the Internal Revenue Code; and b) a money purchase plan. The Company makes no contributions to the 401(k) plan and contributes to the money purchase plan in accordance with a contribution formula.

12.  STOCK OPTION AND RESTRICTED STOCK PLANS

     Prior to June 17, 1998, the Company had five option plans: the 1995 Equity Incentive Plan (the "1995 Plan"), the 1995 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), the 1990 Equity Incentive Plan (the "1990 Plan"), the 1986 Non-Qualified Option Plan, and the 1984 Incentive Stock Option Plan. The plans were terminated upon the Acquisition and Distribution.

     The total number of shares that could have been optioned or awarded under the 1995 Plan was 100,000 shares. No further options could be granted under the 1990 Plan; 43,200 shares were reserved with respect to options granted under this plan. The 1986 Non-Qualified Stock Option Plan provided for the granting of up to 50,000 shares. No options could be granted under this plan after April 3, 1996.

     Under the 1995 Plan, the Company could grant incentive and non-qualified stock options, stock appreciation rights ("SARs") and restricted shares. SARs entitled a recipient the alternative of electing to cancel the related stock option and to instead receive an amount in cash, stock or a combination of cash and stock equal to the difference between the option price and the market price of the Company's stock on the date on which the SARs are exercised. Under all plans, the option price per share could not be less than the fair market value of a share at the date of grant.

     In 1997 and for the period from January 1, 1998 through June 17, 1998, no options were awarded. During 1996, the Company awarded options to acquire an aggregate of 1,000 shares. The options granted were non-qualified stock options and vested equally over a three-year period from the date of grant. No SARs were issued in 1996, 1997, or for the period from January 1, 1998 through June 17, 1998. In September 1997, in anticipation of the Acquisition and Distribution, the Board of Directors amended the 1995 plan to provide immediate vesting of all outstanding options. During 1997, the Company awarded 5,000 restricted shares under the 1995 Plan. The restrictions on these shares awarded lapse equally over a five year period.

     The total number of shares that could be optioned under the Directors Plan was 30,000 shares. Prior to 1996, the Company awarded options to acquire an aggregate of 15,000 shares under this Plan. Each option permitted the non-employee director, for a period of up to ten years from the date of grant, to purchase from the Company 3,000 shares. Options were exercisable equally over a three year period. The initial option exercise price could not be less than the fair market value at the date of grant. The option exercise price with respect to the shares which were exercisable on the second and third anniversary of the date of grant increased by 15% and 30% respectively, over the initial option exercise price.

     Proceeds received from the exercise of the options are credited to the capital accounts. Compensation expense relating to SARs is recorded with respect to the rights based upon the quoted market value of the shares and exercise provisions. Benefits to net income relating to SARs and/or options for the years ended December 31, 1996 was $43,000. There was no effect on net income in 1998 or 1997.

     Following the Acquisition and the Distribution, the OMI Board of Directors, at the request of the Compensation Committee of MTC's Board of Directors adopted the 1998 Stock Option Plan for Non-

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

Employee Directors (the "1998 Directors Plan"). The 1998 Directors Plan authorizes the Company to grant options to purchase 7,500 shares of MTC common stock automatically to each eligible non-employee director of MTC. Up to 100,000 shares of MTC common stock have been reserved for issuance pursuant to the 1998 Directors Plan.

     Following the Acquisition and the Distribution, the OMI Board of Directors, at the request of the Compensation Committee of MTC's Board of Directors adopted the 1998 Incentive Equity Plan. (the "1998 Incentive Plan"). The 1998 Incentive Plan authorizes the Company to grant to its employees qualified stock options, stock appreciation rights in tandem with such options, and restricted stock or bonuses payable in stock for up to 550,000 shares of MTC common stock.

     Effective June 18, 1998, the Company awarded options to acquire a total of 52,500 shares under the 1998 Directors Plan at a strike price of $4.61, equal to the average closing price of the Company's common stock for the 10-day trading period commencing on June 18, 1998. Each option permits the non-employee director to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

     On June 29, 1998, the Company awarded options to employees to acquire total of 282,500 shares under the 1998 Incentive Plan at a strike price of $4.61, equal to the average closing price of the Company's common stock for the 10-day trading period commencing on June 18, 1998. On December 1, 1998 the strike price for such options was reduced to $2.50 for all options except for certain options awarded to management executives. Each option permits employees to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

     A summary of the changes in shares under option for all plans is as follows (retroactively restated to reflect the one-for-ten reverse stock split):

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                               NUMBER OF        RANGE OF          OPTION
                                                OPTIONS      OPTIONS PRICES       PRICE
                                               ---------    -----------------    --------
Outstanding at December 31, 1995.............   136,200     $ 42.50 to $98.75     $60.40
  Granted....................................     1,000           75.00            75.00
  Exercised..................................   (15,000)      42.50 to  63.10      51.60
  Forfeited..................................    (4,600)      63.10 to  98.75      66.40
                                                -------
Outstanding at December 31, 1996.............   117,600       45.00 to  98.75      62.30
  Exercised..................................   (32,500)      45.00 to  98.75      61.50
  Forfeited..................................    (4,000)      63.10 to  98.75      83.00
                                                -------
Outstanding at December 31, 1997.............    81,100       45.00 to  98.75      61.60
  Granted....................................   335,000       2.50 to   4.613       2.83
  Exercised..................................    (5,000)      45.00 to  98.75      48.60
  Terminated.................................   (76,100)      45.00 to  98.75      61.60
                                                -------
Outstanding at December 31, 1998.............   335,000     $ 2.50 to $ 4.613     $ 2.83
                                                =======

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans have been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

SFAS 123, the Company's net income and net income per share for the years ended December 31, 1998, 1997 and 1996 would have been stated at the pro forma amounts indicated below:

                                                          1998       1997       1996
                                                         -------    -------    ------
Net income
  As reported..........................................  $33,072    $10,827    $3,417
  Pro forma............................................  $32,951    $10,547    $2,942
Basic and diluted income per common share:
  As reported..........................................  $  6.31    $  2.52    $ 1.01
  Pro forma............................................  $  6.29    $  2.46    $ 0.88

     The fair value of these options was estimated at the date of grant using the using the Black-Scholes model with the following assumptions:

                                                              1998      1997      1996
                                                              ----      ----      ----
Expected dividend yield.....................................    0         0         0
Expected stock price volatility.............................  100%       36%       36%
Risk-free interest rate.....................................  5.5%      n/a       5.5%
Expected life of options in years...........................    4         5         5

13.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of litigation and arbitration proceedings arising from its operations. Such actions are covered by insurance or, in the opinion of management are of such a nature that the ultimate liability, if any, would not have a material adverse effect on the operations or financial position of the Company.

     In February 1999, the Company paid $1 million in full settlement of an income tax indemnity claim by a subsidiary of The Fuji Bank and Trust Company (the "Bank") in connection with an earlier transaction between a subsidiary of the Company and the Bank. The settlement amount has been reflected in the accompanying consolidated financial statements as an adjustment of the purchase price of MTL, and is included in accrued liabilities at December 31, 1998.

14.  FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company has three operating segments:

     Ship Management ("Management") -- Technical management of vessels owned by others, including vessels of the U.S. Maritime Administration ("MARAD").

     Transportation Services for Energy and Chemicals ("Energy and Chemicals") -- Owned and chartered-in U.S.-based vessels operating under time and voyage charters with customers which are primarily chemical and oil-production companies.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     Foreign owned and chartered-in vessels in foreign trades operating short-term and long-term shipping services for third parties. The foreign segment was distributed to shareholders in June 1998 (see Note 1).

                                                             ENERGY AND
                                               MANAGEMENT    CHEMICALS     FOREIGN       TOTAL
                                               ----------    ----------    --------    ---------
1998
Total revenues...............................   $12,722       $100,552     $ 71,504    $ 184,778
Vessel and voyage expenses...................    (8,729)       (89,110)     (54,091)    (151,930)
Depreciation expense.........................    (1,315)       (10,466)     (10,626)     (22,407)
                                                -------       --------     --------    ---------
Segment profit...............................   $ 2,678       $    976     $  6,787       10,441
                                                =======       ========     ========
General and administrative expenses..........                                            (16,396)
Interest expense, net........................                                             (3,849)
Other income.................................                                                538
Equity in income of unconsolidated joint
  ventures...................................                                              2,353
                                                                                       ---------
Consolidated loss before income taxes........                                          $  (6,913)
                                                                                       =========
Total assets.................................   $ 1,888       $ 84,512     $     --    $  86,400
                                                =======       ========     ========    =========
Expenditures on long-lived assets............   $    --       $    644     $     --    $     644
                                                =======       ========     ========    =========
1997
Total revenues...............................   $ 6,568       $ 82,986     $141,986    $ 231,540
Vessel and voyage expenses...................    (3,735)       (84,281)     (86,347)    (174,363)
Depreciation expense.........................      (987)        (5,282)     (22,675)     (28,944)
                                                -------       --------     --------    ---------
Segment profit...............................   $ 1,846       $ (6,577)    $ 33,078       28,233
                                                =======       ========     ========
General and administrative expenses..........                                            (23,998)
Interest expense, net........................                                             (8,992)
Other income.................................                                                870
Equity in income of unconsolidated joint
  ventures...................................                                                737
                                                                                       ---------
  Consolidated loss before income taxes and
     cumulative effect of change in
     accounting principle....................                                          $  (3,150)
                                                                                       =========
Total assets.................................   $    --       $ 94,944     $412,674    $ 507,618
                                                =======       ========     ========    =========
Investments in equity investees..............   $    --       $    345     $ 27,810    $  28,155
                                                =======       ========     ========    =========
Expenditures on long-lived assets............   $    --       $  3,185     $ 55,285    $  58,470
                                                =======       ========     ========    =========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                                                             ENERGY AND
                                               MANAGEMENT    CHEMICALS     FOREIGN       TOTAL
                                               ----------    ----------    --------    ---------
1996
Total revenues...............................   $ 6,386       $118,126     $108,110    $ 232,622
Vessel and voyage expenses...................    (4,767)       (92,336)     (70,156)    (167,259)
Depreciation expense.........................        --        (13,004)     (17,444)     (30,448)
                                                -------       --------     --------    ---------
Segment profit...............................   $ 1,619       $ 12,786     $ 20,510       34,915
                                                =======       ========     ========
General and administrative expenses..........                                            (16,438)
Interest expense, net........................                                            (23,652)
Other income.................................                                             11,153
Equity in income of unconsolidated joint
  ventures...................................                                              2,482
                                                                                       ---------
Consolidated income before income taxes and
  extraordinary item.........................                                          $   8,460
                                                                                       =========
Total assets.................................   $    --       $104,138     $437,861    $ 541,999
                                                =======       ========     ========    =========
Investment in equity investees...............   $    --       $    (85)    $ 59,407    $  59,322
                                                =======       ========     ========    =========
Expenditures on long-lived assets............   $    --       $ 38,168     $ 12,602    $  50,770
                                                =======       ========     ========    =========

     Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Total assets of all segments.......................  $ 86,400    $507,618    $541,999
Marketable securities and cash held in capital
  construction fund................................     4,069      10,969      10,283
Other unallocated assets...........................    16,001          --          --
                                                     --------    --------    --------
Consolidated total assets..........................  $106,470    $518,587    $552,282
                                                     ========    ========    ========

     In 1997, revenues from one customer accounted for approximately 11 percent of voyage revenues. There were no charterers that were considered to be major customers in the year ending December 31, 1998 or 1996.

15.  SUBSEQUENT EVENTS

     On January 7, 1999, the Company entered into an agreement to terminate its time charter with Hydro Agri Ammonia, Inc ("Hydro") for the vessel Amelina. Upon termination of the charter agreement, rights to the vessel were transferred to Hydro in exchange for a deemed residual interest in the vessel with an assigned value of $100,000. There will be no gain or loss on the transaction.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1998 QUARTER ENDED                       1997 QUARTER ENDED
                                    --------------------------------------   --------------------------------------
                                    MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                    -------   -------   --------   -------   -------   -------   --------   -------
Revenues..........................  $62,537   $54,381   $30,428    $37,432   $59,156   $55,610   $54,618    $62,156
Operating income (loss)...........    3,212    (6,027)   (4,099)       959     3,438     2,738       878     (2,819)
Cumulative effect of change in
  accounting principle, net of
  income tax provision............       --        --        --         --    13,797        --        --         --
Net income (loss).................  $ 2,245   $33,016   $(2,787)   $   598   $15,337   $ 2,410   $(4,931)   $(1,989)
                                    =======   =======   =======    =======   =======   =======   =======    =======
Basic earnings (loss) per common
  share:
  Net income (loss) before
    extraordinary loss and
    cumulative effect of change in
    accounting principle..........  $  0.52   $  7.20   $ (0.46)   $  0.10   $  0.36   $  0.56   $ (1.15)   $ (0.46)
  Cumulative effect of change in
    accounting principle, net of
    income tax provision..........       --        --        --         --      3.23        --        --         --
                                    -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss) per common
  share(1)........................  $  0.52   $  7.20   $ (0.46)   $  0.10   $  3.59   $  0.56   $ (1.15)   $ (0.46)
                                    =======   =======   =======    =======   =======   =======   =======    =======
Weighted average number of shares
  of common stock
  outstanding -- basic............    4,307     4,583     6,049      5,995     4,278     4,286     4,296      4,306
                                    =======   =======   =======    =======   =======   =======   =======    =======
Diluted earnings (loss) per common
  share:
  Net income (loss) before
    extraordinary loss and
    cumulative effect of change in
    accounting principle(1).......  $  0.52   $  7.20   $ (0.46)   $  0.10   $  0.35   $  0.55   $ (1.15)   $ (0.46)
  Cumulative effect of change in
    accounting principle, net of
    income tax provision..........       --        --        --         --      3.17        --        --         --
                                    -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss) per common
  share(1)........................  $  0.52   $  7.20   $ (0.46)   $  0.10   $  3.53   $  0.55   $ (1.15)   $ (0.46)
                                    =======   =======   =======    =======   =======   =======   =======    =======
Weighted average number of shares
  of common stock outstanding --
  diluted.........................    4,307     4,583     6,049      5,995     4,347     4,349     4,296      4,307
                                    =======   =======   =======    =======   =======   =======   =======    =======

---------------
(1) Earnings per share are based on stand-alone quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     At the annual shareholders meeting held on June 15, 1998, the Company's shareholders voted to appoint Ernst & Young as the independent accountants of the Company. The Company's previous accountants, Deloitte & Touche, resigned in connection with the Distribution of the Company's international businesses and Deloitte & Touche became the independent accountants for the separate international business, OMI Corporation. In the past two years there were no disagreements with either auditors on accounting and financial disclosure, and there have been no reports from auditors which have been qualified or modified as to uncertainty, audit scope, or accounting principles, nor has there been an adverse opinion or a disclaimer of opinion.

                                    PART III

ITEM 10.  MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

     Information with respect to the Company's executive officers as of March 15, 1999 follows:

                                                                             YEAR
                                                                           APPOINTED
NAME                            AGE                POSITION                TO OFFICE
----                            ---                --------                ---------
Richard T. du Moulin..........  52     Chief Executive Officer and         June 1998
                                       President
Mark L. Filanowski............  44     Senior Vice President, Chief        June 1998
                                       Financial Officer and Treasurer
Peter N. Popov................  47     Vice President, General Counsel     June 1998
                                       and Secretary
Jeffrey M. Miller.............  44     Vice President Marketing            June 1998

     Richard T. du Moulin became Chief Executive Officer and President of the Company in June 1998. Mr. du Moulin was Chief Executive Officer of Marine Transport Lines, Inc., from 1989 until it was purchased by the Company in June 1998.

     Mark L. Filanowski became Senior Vice President, Chief Financial Officer and Treasurer in June 1998. From 1989 to June 1998 Mr. Filanowski held similar positions at Marine Transport Lines, Inc.

     Peter N. Popov became Vice President, General Counsel and Secretary in June 1998. From 1989 to June 1998 Mr. Popov was General Counsel at Marine Transport Lines, Inc.

     Jeffrey M. Miller became Vice President Marketing in June 1998. From 1994 to June 1998 Mr. Miller was employed by Marine Transport Lines, Inc. in a similar capacity.

     There is no family relationship by blood, marriage or adoption between any of the above individuals and any executive officer or MTC director. The term of office of each of the above individuals is determined by contractual relationship between the Company and the individuals. The contracts have one year terms. There is no other arrangement or understanding between the above individuals and any other person pursuant to which they have been or will be selected as a director or nominee.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules are presented in Item 8 of this report.

     (a)(3) List of Exhibits (separate page)

     (b) There were no reports on Form 8-K filed during the fourth quarter of 1998.

     (c) Exhibits are filed as a separate section of this report.

     (d) Financial Statement Schedules are presented in Item 8 of this report.

                                    EXHIBITS

NUMBER        INCORPORATED BY REFERENCE TO                    DESCRIPTION OF EXHIBIT
------        ----------------------------                    ----------------------
  3.1   Exhibit 3.1 to 1990 Form 10-K Report of      Certificate of Incorporation as amended
        the Company and Exhibit A to the             and restated
        Company's Proxy Statement dated May 15,
        1998
  3.2   Exhibit 3.2 to 1990 Form 10-K Report of      By-laws as amended
        the Company
  4.1   Exhibit 4.1 to 1989 Form 10-K Report of      Form of Common Stock Certificate
        the Company                                  (Domestic)
  4.2   Exhibit 4.2 to 1989 Form 10-K Report of      Form of Common Stock Certificate
        the Company                                  (Foreign)
  4.3                                                Promissory Note dated June 17, 1998 made
                                                     by the Company and payable to the order
                                                     of OMI Corporation
  4.4                                                Promissory Note dated June 16, 1998 made
                                                     by the Company and payable to the order
                                                     of OMI Corporation
 10.1   Exhibit B to the Company's Proxy             1998 Stock Option Plan for Non-Employee
        Statement dated May 15, 1998                 Directors
 10.2   Exhibit C to the Company's Proxy             1998 Incentive Equity Plan
        Statement dated May 15, 1998
 10.3                                                Employment Agreement dated as of June 18,
                                                     1998 between the Company and Richard du
                                                     Moulin
 10.4                                                Employment Agreement dated as of June 18,
                                                     1998 between the Company and Mark
                                                     Filanowski
 10.5                                                Employment Agreement dated as of June 18,
                                                     1998 between the Company and Peter Popov
 10.6                                                Employment Agreement dated as of June 18,
                                                     1998 between the Company and Jeffrey
                                                     Miller
 10.7   Exhibit 10.8 to the Company's 10-Q Report    Consulting Agreement dated as of June 18,
        for the Quarter Ended June 30, 1998          1998 between the Company and Paul Gridley
 10.8                                                Employment Agreement dated as of January
                                                     1, 1998 between the Company and Anthony
                                                     Naccarato
 10.9                                                Employment Agreement dated as of
                                                     September 1, 1997 between the Company and
                                                     William Hogg
10.10   Exhibit 10.7 to the Company's 10-Q Report    Form of Employment Agreement for
        for the Quarter Ended June 30, 1998          Executive Officers
10.11                                                Amended and Restated Term Loan and
                                                     Revolving Credit Facility Agreement dated
                                                     as of June 17, 1998 among Marine
                                                     Transport Lines, Inc., the financial
                                                     institutions listed on Schedule 1 thereto
                                                     and Den norske Bank ASA
10.12                                                Term Loan and Revolving Credit Facility
                                                     Agreement dated as of June 17, 1998 among
                                                     the Company, the financial institutions
                                                     listed on Schedule 1 thereto and Den
                                                     norske Bank ASA
10.13   Exhibit G to the Company's Proxy             Acquisition Agreement dated as of
        Statement dated May 15, 1998                 September 15, 1997 by and among OMI
                                                     Corp., Universal Bulk Carriers, Inc.,
                                                     Marine Transport Lines, Inc. and the
                                                     persons set forth on Exhibit A thereof

NUMBER        INCORPORATED BY REFERENCE TO                    DESCRIPTION OF EXHIBIT
------        ----------------------------                    ----------------------
10.14   Exhibit 10.2 to the Company's Form 8-K       Amendment No. 1 to Acquisition Agreement
        Report filed July 6, 1998
10.15   Exhibit 10.4 to the Company's Form 8-K       Tax Cooperation Agreement dated as of
        Report filed July 6, 1998                    June 15, 1998 between OMI Corp. and OMI
                                                     Corporation
10.16   Exhibit 10.3 to the Company's Form 8-K       Distribution Agreement dated as of June
        Report filed July 6, 1998                    15, 1998 between OMI Corp. and OMI
                                                     Corporation
10.17                                                Salaried Employees Retirement Income Plan
21                                                   Subsidiaries of the Company
27.1                                                 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARINE TRANSPORT CORPORATION

                                          By /s/  RICHARD T. DU MOULIN
                                            ------------------------------------
                                                    Richard T. du Moulin
                                            Chairman of the Board of Directors,
                                                Chief Executive Officer and
                                                          President

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
             /s/ RICHARD T. DU MOULIN                Chairman of the Board of           March 30, 1999
---------------------------------------------------    Directors, Chief Executive
               Richard T. du Moulin                    Officer and President

              /s/ MARK L. FILANOWSKI                 Senior Vice President, Chief       March 30, 1999
---------------------------------------------------    Financial Officer, Treasurer
                Mark L. Filanowski                     and Director

                /s/ JONATHAN BLANK                   Director                           March 30, 1999
---------------------------------------------------
                  Jonathan Blank

                /s/ ELAINE L. CHAO                   Director                           March 30, 1999
---------------------------------------------------
                  Elaine L. Chao

                /s/ PAUL B. GRIDLEY                  Director                           March 30, 1999
---------------------------------------------------
                  Paul B. Gridley

            /s/ WILLIAM M. KEARNS, JR.               Director                           March 30, 1999
---------------------------------------------------
              William M. Kearns, Jr.

               /s/ MICHAEL KLEBANOFF                 Director                           March 30, 1999
---------------------------------------------------
                 Michael Klebanoff

                /s/ STANLEY B. RICH                  Director                           March 30, 1999
---------------------------------------------------
                  Stanley B. Rich

                 /s/ JEROME SHELBY                   Director                           March 30, 1999
---------------------------------------------------
                   Jerome Shelby