Form 10-Q
period 1999-03-31
MARINE TRANSPORT CORP
filed 1999-05-10
CIK 732780

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1999

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 13, 1999:

            Common Stock, par value $.50 per share, 6,555,368 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations for
              the three months ended March 31, 1999 and 1998                  4

           Condensed Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998                            5

           Condensed Consolidated Statements of Changes in Shareholders'
              Equity for the year ended December 31, 1998 and the three
              months ended March 31, 1999                                     6

           Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998                            7

           Notes to Condensed Consolidated Financial Statements              8-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            11-15

PART II: OTHER INFORMATION                                                   16

SIGNATURES                                                                   17

PART 1: ITEM 1: FINANCIAL INFORMATION

SUMMARY OF CERTAIN TRANSACTIONS AFFECTING THE COMPANY

Marine Transport Corporation ("MTC" or the "Company"), formerly named OMI Corp., was established in its present form through a series of transactions culminating June 17, 1998 through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and (b) distributed to its shareholders the stock of a newly created Marshall Islands corporation named OMI Corporation ("New OMI") containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp.
then changed its name to Marine Transport Corporation.

Upon completion of the Distribution, the assets, liabilities and equity for OMI Corp.'s international businesses were removed from the Company's balance sheet at their recorded values. For periods prior to the Distribution, the historical financial statements of the Company reflect the financial position and results of operations of OMI Corp. as reported for such periods including the international businesses. For periods subsequent to the Acquisition and Distribution, the Company's financial statements include the assets, liabilities, equity and operation of OMI Corp.'s domestic business and reflect the Acquisition of Marine Transport Lines, Inc. under the purchase method of accounting. The financial position and results of operations of the Company should be read and analyzed with careful consideration of the above transactions and presentations.

Notes 1 and 2 to the Condensed Consolidated Financial Statements of Marine Transport Corporation and Subsidiaries more fully describe the Acquisition and Distribution transactions and the impact of these transactions on the consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     For the Three Months
                                                        Ended March 31
                                                  1999                   1998
                                                --------               --------
Revenues:
  Voyage revenues ...........................   $ 32,266               $ 62,070
  Other operating revenues ..................      5,287                    467
                                                --------               --------
                                                  37,553                 62,537
                                                --------               --------
Operating expenses:
  Vessel and voyage .........................     30,822                 47,218
  Depreciation and amortization .............      3,331                  7,490
  General and administrative ................      3,290                  4,617
                                                --------               --------
                                                  37,443                 59,325
                                                --------               --------

Operating income ............................        110                  3,212

Other income (expenses):
  Net gain on disposal of assets ............       --                      550
  Interest expense ..........................       (550)                (2,056)
  Interest income ...........................        330                    658
  Equity in income of unconsolidated joint
    ventures ................................       --                    1,042
                                                --------               --------
  Net other income (expenses) ...............       (220)                   194
                                                --------               --------
Income (loss) before income taxes ...........       (110)                 3,406

Benefit (provision) for income taxes ........         32                 (1,161)
                                                --------               --------
Net (loss) income ...........................   $    (78)              $  2,245
                                                ========               ========

Basic earnings per common share:
Net (loss) income ...........................   $   (.01)              $    .52
                                                ========               ========

Diluted earnings per common share:
Net (loss) income ...........................   $   (.01)              $    .52
                                                ========               ========

See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                         March 31, 1999   December 31,
                                                         (Unaudited)        1998 (1)
                                                        --------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................    $ 9,384         $ 8,652
  Receivables, less allowances of $278
   in 1999 and $509 in 1998 ...........................     16,641          13,624
  Prepaid expenses and other current assets ...........      5,615           6,664
                                                         ---------       ---------
Total current assets ..................................     31,640          28,940

Marketable securities and cash held in capital
 construction fund ....................................      4,098           4,069

Vessels and other property, at cost ...................    106,531         106,481
Less: accumulated depreciation ........................    (69,457)        (67,703)
                                                         ---------       ---------
  Vessels and other property-net ......................     37,074          38,778

Vessel drydocking costs ...............................      6,521           7,429
Note receivable .......................................      9,000           9,000
Other assets and deferred charges .....................      6,805           6,602
Goodwill ..............................................     11,460          11,652
                                                         ---------       ---------
TOTAL ASSETS ..........................................  $ 106,598       $ 106,470
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................  $  12,640       $   9,604
  Accrued income taxes ................................        256            --
  Accrued liabilities .................................      8,965           8,092
  Current portion of debt .............................      3,342           3,034
                                                         ---------       ---------
Total current liabilities .............................     25,203          20,730

Advance time charter revenues and other liabilities ...        715           1,500
Deferred gain on sale of vessels ......................     20,426          21,258
Deferred income taxes .................................     22,180          22,902
Long-term debt ........................................     22,180          24,111
Shareholders' equity ..................................     15,894          15,969
                                                         ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............  $ 106,598       $ 106,470
                                                         =========       =========


(1) The balance sheet as of December 31, 1998 has been derived from the audited financial statements as of that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                      Common Stock                              Accumulated
                                   ------------------              Retained        Other          Other
                                                        Capital    Earnings    Comprehensive  Comprehensive  Restricted  Treasury
                                   Shares (1)  Amount   Surplus    (Deficit)      Income         Income         Stock      Stock
                                   ----------  ------   -------    ---------   -------------  -------------  ----------  --------
Balance as of  Dec 31, 1997            4,307   $2,154  $ 206,105    $  8,979      $ 4,890                      $(1,105)    $ --

Comprehensive income:
   Net income (loss)                                                  33,072                     $33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16                                                                   (29)           (29)
                                                                                                 -------
   Comprehensive income                                                                          $33,043
                                                                                                 =======
Exercise of stock options                  5        2        210
Retirement of minority
   shareholders' equity interest
   in subsidiary                                            (681)
Amortization of unearned
   compensation                                                                                                  1,105
Issuance of common stock               2,243    1,121     10,779
Spin-off of foreign subsidiaries                        (190,952)    (54,047)      (4,912)
Purchase of treasury stock                                                                                                   (722)
                                       -----   ------  ---------    --------      -------                      -------      -----
Balance as of  Dec 31, 1998            6,555   $3,277  $  25,461    $(11,996)     $   (51)                     $   --       $(722)

Comprehensive income:
   Net income (loss)                                                     (78)
   Comprehensive income                                                                 3
                                       -----   ------  ---------    --------      -------                      -------      -----
Balance at March 31, 1999              6,555   $3,277  $  25,461    $(12,074)     $   (48)                     $   --       $(722)
                                       =====   ======  =========    ========      =======                      =======      =====


                                           Total
                                         ---------
Balance as of  Dec 31, 1997              $ 221,023

Comprehensive income:
   Net income (loss)                        33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16                            (29)

   Comprehensive income

Exercise of stock options                      212
Retirement of minority
   shareholders' equity interest
   in subsidiary                              (681)
Amortization of unearned
   compensation                              1,105
Issuance of common stock                    11,900
Spin-off of foreign subsidiaries          (249,911)
Purchase of treasury stock                    (722)
                                         ---------
Balance as of  Dec 31, 1998              $  15,969

Comprehensive income:
   Net income (loss)                           (78)
   Comprehensive income                          3
                                         ---------
Balance at March 31, 1999                $  15,894
                                         =========

(1) Restated to give retroactive effect to 1 for 10 reverse stock split. See notes to condensed consolidated financial statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 1999          1998
                                                               --------      --------
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net (loss) income                                              $    (78)     $  2,245
Adjustments to reconcile income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                3,331         7,490
     Amortization of unearned compensation                         --              57
     Amortization of deferred gain on sale and leaseback           (832)       (1,452)
     Equity in operations of joint ventures                        --          (1,042)
     Deferred income taxes                                         (722)        1,161
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable  and
         other current assets                                    (2,069)           (5)
       Advances (from) to joint ventures - net                     --            (225)
       (Decrease) increase in accounts payable and accrued
         liabilities                                              4,166       (10,874)
       Increase (decrease) in unearned income                      (786)         (658)
       (Decrease) increase in other assets and deferred
         charges                                                  2,144           983
                                                               --------      --------
Net cash provided by (used in) financing activities               5,154        (2,320)
                                                               --------      --------

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                              26       (12,436)
Proceeds and interest received and reinvested in capital
   construction fund                                                (26)         (194)
Payment for the retirement of minority shareholders'
   interest                                                        --          (2,584)
Additions to vessel drydocking costs                               (192)       --
                                                               --------      --------
Net cash provided by (used in) investing activities                (192)      (15,214)
                                                               --------      --------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligation                                      (2,607)         --
Proceeds from line of credit                                       --          10,000
Payments for debt issue costs                                      --            (175)
Net proceeds from issuance of common stock                         --              91
Payment of long-term debt                                        (1,623)         (772)
                                                               --------      --------
Net cash provided by (used in) financing activities              (4,230)        9,144
                                                               --------      --------

Increase (decrease) in  cash and cash equivalents                   732        (8,390)
Cash and cash equivalents at beginning of period                  8,652        32,489

                                                               --------      --------
Cash and cash equivalents at end of period                     $  9,384      $ 24,099
                                                               ========      ========

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

Prior to the Distribution, the Company acquired all of the outstanding common stock of Marine Transport Lines, Inc ("MTL"), a U.S.-based company that owns, operates and manages U.S. and foreign-flagged vessels, in exchange for the consideration described in Note 2 (the "Acquisition"). The Company is currently managed by certain former officers and directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

Unless otherwise indicated, amounts reflected in the accompanying unaudited condensed consolidated financial statements for prior years include the results of UBC through June 17, 1998, and the results of MTL subsequent to June 17, 1998. Immediately following the Acquisition and Distribution, the Company completed a one-for-ten reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1998 financial statements to conform to their 1999 presentation. Reference is made to MTC's Form 10-K for the year ended December 31, 1998 and the Form S-1 filed on May 15, 1998 for additional information.

NOTE 2 - ACQUISITION AND DISTRIBUTION

As consideration for the Acquisition: (a) the Company issued common stock of OMI Corp. with a market value of $5,000,000 to the shareholders of MTL; (b) the Company issued a certain number of shares of newly-issued common stock to the shareholders of MTL; and (c) shareholders of MTL became entitled to additional shares of the Company's newly-issued common stock, determined by the outcome of certain post-transaction calculations. The Acquisition was valued at approximately $11,886,000 representing the Company's fair value of MTL at the date the transaction was completed plus the fair value of additional shares issued as a purchase price adjustment for working capital amounts in excess of pre-established levels per the Acquisition Agreement. The Acquisition has been accounted for as a purchase.

The pro forma unaudited results of operations for the three months ended March 31, 1998, assuming consummation of the Acquisition and Distribution as of January 1, 1998 are as follows (in thousands):

                                                              Three Months Ended March 31,
                                                                         1998
                                                                       --------
Revenues                                                               $ 26,427
Vessel and voyage expenses                                               27,715
General and administrative expenses                                       4,433
                                                                       --------
Loss before other expense and
  income taxes                                                           (5,721)

                                                                       --------
Net loss                                                               $ (1,247)
                                                                       ========

Basic and diluted earnings per common share:
Net loss                                                               $   (.29)


As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related liabilities with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the Company's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note in the amount of $6.4 million, which was equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of respective activities after the Distribution.

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

Acquisition Agreement-The Acquisition Agreement provided for an adjustment in the purchase price of Marine Transport Lines, Inc. based on working capital amounts as of the date of the Acquisition compared to certain pre-established levels. The purchase price adjustment was made by increasing the number of shares of the Company which were exchanged for MTL's shares. In December 1998, MTC issued approximately 312,000 shares of its common stock to former MTL shareholders pursuant to this provision.


NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,205,000 and 4,307,000 for the three months ended March 31, 1999 and 1998 respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,205,000 and 4,343,000 for the three months ended March 31, 1999 and 1998 respectively.

NOTE 4 - INCOME TAXES

The provision for income taxes on income varies from the statutory rates as follows (in thousands):

                                                              FOR THE THREE
                                                          MONTHS ENDED MARCH 31
                                                          ---------------------
                                                            1999          1998
                                                          -------       -------
Provision calculated at statutory rates                   $   (38)      $ 1,192
Adjustment for equity in operations of certain
  joint ventures                                             --             (31)
Other                                                           6          --
                                                          -------       -------
(Benefit) provision for income taxes                      $   (32)      $ 1,161
                                                          =======       =======


In 1998 and prior years the Company has not provided deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.

NOTE 5 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At March 31, 1999 Long-Term Debt consisted of the following (in thousands):

Term loan                                                                $18,218
Revolving credit facility                                                    700
Subordinated debt due to New OMI                                           6,268
Promissory note due to New OMI                                               336
                                                                         -------
Total debt                                                                25,522
Less current portion                                                       3,342
                                                                         -------
Long-term portion                                                        $22,180
                                                                         =======

All debt at March 31, 1999 was created or amended concurrently with the Acquisition. The term loan and revolving credit facility of the Company accrue interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin that is determined by certain financial ratios (spreads at March 31, 1999 ranged from 1.25% to 2.25%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facility that is unused and available during the quarter. At March 31, 1999 the unused and available revolving credit facility totaled $ 2,300,000.

The subordinated debt bears interest at a fixed dollar amount payable semi-annually over the term of the note which results in an average annual interest rate of 12.71 %. The principal is payable in semi-annual installments of $175,000 through May 1, 2003 with a final installment of $ 4,693,000 on November 1, 2003. The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest equal to approximately $ 37,000 through May 1, 2003.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At March 31, 1999 the Company had outstanding an interest rate swap with a notional amount of $18,984,326 which effectively fixed the base LIBOR interest rate on the Company's term loans at 4.75% for a three-year period.

The term loan is payable in seventeen simultaneous quarterly installments through June 18, 2003; the first installments total $424,564; the next fifteen installments total $830,814 each; and the final installment totals $5,330,805. The revolving credit facility reduces to $2,000,000 on June 18, 2001 and expires on June 18, 2003.

The Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, the Company's vessels are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At March 31, 1999 the Company was in compliance with all covenants imposed by its debt agreements.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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


PART I: ITEM 2:

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 18, 1998, through which OMI Corp. acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and then distributed to its shareholders a subsidiary containing its international business (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation.

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

Certain pro forma financial information has been presented to give effect to the Acquisition and Distribution as if such events had occurred on January 1, 1998. The pro forma information does not purport to represent what the operations actually would have been or to project operating results for any projected period. The pro forma financial information is based on certain assumptions the Company believes are reasonable. See Notes to the Condensed Consolidated Financial Statements.

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

MARKET OVERVIEW

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

The product carrier fleet transported refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil, as well as other non-petroleum products. Average freight rates in this market improved in 1997 over 1996. However, rates reached a very high level in the first quarter of 1997 but receded gradually after that. The decline was the result of higher refinery throughput in industrialized countries as well as reduced growth in oil product imports in the Pacific region due to refinery capacity additions in the area and financial crises in Southeast Asia and Korea. Product tanker rates were at low levels in the first quarter of 1998 as a result of a very mild winter in the U.S. and Europe.

The improvement in tanker freight rates which began in mid-1995 continued through 1997 with average rates increasing for all tanker size groups. The rate gains in the last few years have been the result of high oil demand growth together with a modest increase in the supply of tankers have created a better tanker supply/demand balance. Average freight rates for Suezmaxes and Very Large Crude Carriers early in 1998 were higher than the rates prevailing in the same period a year ago, but lower for Aframax tankers. Tanker freight rates are expected to improve further due to the general strength of the world economy, the expected continued increase in oil demand growth (notwithstanding the financial crises in Southeast Asia and Korea), the large proportion of old tanker tonnage relative to the orderbook and the continued focus of governments and charterers on safe, well maintained tonnage.

The above comments pertain to the major parts of the Company's business prior to the Acquisition and Distribution. Following the Acquisition and Distribution, the market for the Company's major businesses can be described as follows:

Energy and Chemical Transportation: MTC's shipping philosophy is to serve the chemical and petroleum liquid bulk market for large commercial customers. In a number of cases, the Company has entered into long-term contracts of affreightment providing for base amounts of cargo to be shipped on an annual schedule of voyages on its vessels. Three vessels operate under long-term contracts to third party customers who pay all direct costs of operating the vessels. Spot market movements are used to fill out cargo capacity on vessels not used for contract tonnage. Contracts are renewed periodically (contract terms range from one to five years) and rate fluctuations due to a changing market environment are generally not as large as experienced in the spot market for chemical and petroleum tankers. Most of the Company's commercial vessels operate in the protected U.S. Jones Act market.

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

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other aspects of ship operation. MTC manages one of the largest U.S.- based fleets. Management contracts range in length from one to five years in remaining term.

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

Vessel expenses included in net voyage revenues discussed above, include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, drydock, and insurance. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

Net loss of MTC for the three months ended March 31, 1999 was $78,000 as compared to net income of $2.2 million for the three months ended March 31, 1998.

Voyage revenues decreased by $29.8 million for the three months ended March 31, 1999 as compared to March 31, 1998. The primary reason for the substantial decrease in revenues is the exclusion of the Company's international businesses in 1999. In the period ended March 31, 1998, the international businesses reported revenues of $40 million. This decrease was partially offset by increases in revenues due to changes in market demand for certain vessels which were not operational in 1998, but were in operation for a large part of the 1999 reporting period, as well as the addition of vessels from MTL.

Other operating revenues for all periods primarily represent revenues from ship management services, with the increases in 1999 ship management revenues attributable to the Acquisition of MTL.

Vessel and voyage operating expenses decreased primarily as a result of the impact of the Distribution (international businesses that were separated from the Company in June, 1998). This decrease in expense was partially offset by the addition of vessels from MTL.

Operating expenses decreased $21.9 million due primarily to the Distribution in June 1998 that separated the foreign fleet. This decrease was partially offset by operation of additional vessels and the additions of vessels from MTL.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash balances of $9.4 million as of March 31, 1999 include cash drawn from the Company's revolving credit facilities of $.7 million. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of MTL. At March 31, 1999, the Company had total borrowings under these agreements of approximately $25.5 million. Other forms of cash available for operations and investment include $4.1 million in marketable securities and cash held in the capital construction fund. The above amount is before applicable income taxes payable on amounts withdrawn from their current use.

Cash balances, available credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments.

OTHER OPERATING MATTERS

The Company continues negotiations with the owner of two chemical/petroleum products vessels for the purchase of the vessels by assumption of the outstanding mortgage debt on the vessels in the aggregate amount of approximately $22.8 million.

The Company recently agreed to a new arrangement for use of the vessel MARINE COLUMBIA by BP Oil Shipping Company USA ("BP"). Under terms of the new agreement, the vessel will be utilized until at least November 2006 by BP in its Alaska trade. As part of the arrangement, vessel management and operations will be performed by Alaska Tanker Company, LLC.

In June, 1998 the Company was awarded contracts to manage ten vessels to replace seventeen vessels currently managed under contracts with the U.S. Maritime Administration ("MARAD") which were due to expire in June, 1998. MARAD subsequently rescinded awards to all awardees, and has resolicited proposals for management of its fleet. Expired contracts were extended until June 30, 1999. The Company has submitted proposals to MARAD for new awards, but cannot anticipate the outcome of this process.

PRO FORMA FINANCIAL INFORMATION

Pro forma financial information included in the notes to the unaudited condensed financial statements for the three month periods ended March 31, 1998 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1998. Although this pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately $8 million dollars on an annualized basis as compared to that amount allocated to the Company's Domestic Business on a historical basis; employment of the layed up vessel Courier on a two year charter at profitable rates, and implementation of plans for other layed up vessels to profitably employ these vessels; and, expansion of the Company's ship management business.


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


                         PART II:  OTHER INFORMATION

There have been no material developments since the previously reported legal proceedings.

Item 2.           Changes in Securities.

                  -None-


Item 3.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  - None -

         (b)      Reports on Form 8-K.

         During the quarter ended March 31, 1999, the Company filed the following reports on Form 8-K:

                  - None -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 1999                     MARINE TRANSPORT CORPORATION

                                   By: /s/ RICHARD T. du MOULIN
                                       -------------------------------------
                                       Richard T. du Moulin
                                       President and Chief Executive Officer

Date: May 10, 1999                  By: /s/ MARK L. FILANOWSKI
                                       -----------------------------------------
                                       Mark L. Filanowski
                                       Senior Vice President and Chief Financial
                                                Officer