Form 10-Q
period 1999-06-30
MARINE TRANSPORT CORP
filed 1999-07-30
CIK 732780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended JUNE 30, 1999

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

                  Yes    X        No
                        ___           ____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JULY 30, 1999:

            Common Stock, par value $.50 per share, 6,555,368 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS
          Condensed  Consolidated  Statements  of  Operations  for the  three
             months and six months ended June 30, 1999 and 1998                     4

          Condensed Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                                    5

          Condensed Consolidated Statements of Changes in Shareholders'
             Equity for the six months ended June 30, 1999 and for the
             year ended December 31, 1998.                                          6

          Condensed Consolidated Statements of Cash Flows for
             the six months ended June 30, 1999 and 1998                            7

          Notes to Condensed Consolidated Financial Statements                     8-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                  11-15

PART II:  OTHER INFORMATION                                                         16

SIGNATURES                                                                          17

PART 1: ITEM 1: FINANCIAL INFORMATION

SUMMARY OF CERTAIN TRANSACTIONS AFFECTING THE COMPANY

Marine Transport Corporation ("MTC" or the "Company"), formerly named OMI Corp., was established in its present form through a series of transactions, culminating June 17, 1998 through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and (b) distributed to its shareholders the stock of a newly created Marshall Islands corporation named OMI Corporation ("New OMI") containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation.

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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           For the Three Months Ended        For the Six Months Ended
                                                    June 30,                         June 30,
                                             1999             1998             1999             1998
                                           ---------        ---------        ---------        ---------
Revenues:
     Voyage revenues ...............       $  32,934        $  50,692        $  65,200        $ 112,762
     Other operating revenues ......           5,251            3,689           10,538            4,156
                                           ---------        ---------        ---------        ---------
                                              38,185           54,381           75,738          116,918
                                           ---------        ---------        ---------        ---------
Operating expenses:
  Vessel and voyage ................          29,974           48,436           60,796           95,654
  Depreciation and amortization ....           3,340            6,844            6,671           14,334
  General and administrative .......           3,546            5,128            6,836            9,745
                                           ---------        ---------        ---------        ---------
                                              36,860           60,408           74,303          119,733
                                           ---------        ---------        ---------        ---------

Operating income (loss) ............           1,325           (6,027)           1,435           (2,815)

Other income (expenses):
  Net gain (loss) on disposal of
    assets .........................              44              (13)              44              537
  Interest expense .................            (639)          (5,025)          (1,189)          (7,081)
  Interest income ..................             398            3,204              728            3,862
  Equity in income of unconsolidated
    joint ventures .................              --              831               --            1,873
                                           ---------        ---------        ---------        ---------
Net other income(expenses) .........            (197)          (1,003)            (417)            (809)
                                           ---------        ---------        ---------        ---------
Income (loss) before income
  taxes ............................           1,128           (7,030)           1,018           (3,624)

Provision (benefit) for income
  taxes ............................             441          (40,046)             409          (38,885)
                                           ---------        ---------        ---------        ---------
Net income .........................       $     687        $  33,016        $     609        $  35,261
                                           =========        =========        =========        =========

Basic earnings per common share:

Net income .........................       $     .11        $    7.18        $     .10        $    7.91
                                           =========        =========        =========        =========

Diluted earnings per common share:
Net income .........................       $     .10        $    7.06        $     .09        $    7.77
                                           =========        =========        =========        =========

See notes to Condensed Consolidated Financial Statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                               June 30, 1999     December 31,
ASSETS                                                          (Unaudited)1       1998 (1)
                                                               ---------------  ----------------
Current assets:
  Cash and cash equivalents ...............................       $   5,849        $   8,652
  Receivables, less allowances of $193 in 1999 and $509 in
   1998 ...................................................          14,523           13,624
  Prepaid expenses and other current assets ...............           4,838            6,664
                                                                  ---------        ---------
Total current assets ......................................          25,210           28,940

Marketable securities and cash held in capital construction
fund ......................................................           4,154            4,069

Vessels and other property ................................         106,359          106,481
Less: accumulated depreciation and amortization ...........         (71,391)         (67,703)
                                                                  ---------        ---------
  Vessels and other property-net ..........................          34,968           38,778

Vessel drydocking costs ...................................           6,011            7,429
Note receivable ...........................................           9,000            9,000
Other assets and deferred charges .........................           6,949            6,602
Goodwill ..................................................          11,310           11,652
                                                                  ---------        ---------
TOTAL ASSETS ..............................................       $  97,602        $ 106,470
                                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................       $   8,177        $   9,604
  Accrued income taxes ....................................             318               --
  Accrued liabilities .....................................           5,885            8,092
  Current portion of debt .................................           3,614            3,034
                                                                  ---------        ---------
Total current liabilities .................................          17,994           20,730
Advance time charter revenues and other liabilities .......           1,250            1,500
Deferred gain on sale of vessels ..........................          19,593           21,258
Deferred income taxes .....................................          21,087           22,902
Long-term debt ............................................          21,085           24,111
Shareholders' equity ......................................          16,593           15,969
                                                                  ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY .................       $  97,602        $ 106,470
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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             Common Stock                                         Accumulated
                                                                                   Retained          Other             Other
                                                                     Capital       Earnings      Comprehensive     Comprehensive
                                       Shares (1)      Amount        Surplus       (Deficit)        Income            Income
Balance as of  Dec 31, 1997                4,307        $2,154       $206,105         $8,979          $4,890

Comprehensive income:
   Net income (loss)                                                                  33,072                           $33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16                                                                                      (29)              (29)
                                                                                                                 ------------------
   Comprehensive income                                                                                                $33,043
                                                                                                                 ------------------
Exercise of stock options                      5             2            210
Retirement of minority
   shareholders' equity interest
   in subsidiary                                                         (681)
Amortization of unearned
   compensation
Issuance of common stock                   2,243         1,121         10,779
Spin-off of foreign subsidiaries                                     (190,952)       (54,047)         (4,912)
Purchase of treasury stock
                                      ---------------------------------------------------------------------------
Balance as of  Dec 31, 1998                6,555        $3,277        $25,461       $(11,996)           $(51)

Comprehensive income:
   Net income (loss)                                                                     609
   Comprehensive income                                                                                   14
                                      ---------------------------------------------------------------------------
Balance at June 30, 1999                   6,555       $ 3,277       $ 25,461      $ (11,385)           $(37)
                                      ===========================================================================



                                       Restricted    Treasury
                                          Stock        Stock           Total
Balance as of  Dec 31, 1997               $(1,105)       $-----      $ 221,023

Comprehensive income:
   Net income (loss)                                                    33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16                                                        (29)

   Comprehensive income

Exercise of stock options                                                  212
Retirement of minority
   shareholders' equity interest
   in subsidiary                                                          (681)
Amortization of unearned
   compensation                             1,105                        1,105
Issuance of common stock                                                11,900
Spin-off of foreign subsidiaries                                      (249,911)
Purchase of treasury stock                                 (722)          (722)
                                      ------------------------------------------
Balance as of  Dec 31, 1998               $ -----         $(722)      $ 15,969

Comprehensive income:
   Net income (loss)                                                       609
   Comprehensive income                                                     14
                                                                        ------
                                                                           623
                                      ------------------------------------------
Balance at June 30, 1999                  $ -----         $(722)      $ 16,593
                                      ==========================================

(1) Restated to give retroactive effect to 1 for 10 reverse stock split. See notes to Condensed Consolidated Financial Statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     1999                  1998
                                                                ---------------      -----------------
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net cash provided (used) by operating activities                   $   6,271           $   (1,823)

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                                 (501)             (53,969)
Proceeds and interest received and reinvested in Capital
   Construction Fund                                                     (73)                (184)
Payment for the retirement of minority shareholders'
   interest                                                            -----               (1,917)
Cash distributed as part of spin off of UBC's net asset                -----              (12,600)
Proceeds from Capital Construction Fund                                -----                7,090
Purchase of MTL, net of cash acquired                                  -----               (4,519)
Additions to vessel drydocking costs                                    (841)                ----
                                                                ---------------      -----------------
Net cash provided  (used ) by investing activities                    (1,415)             (66,099)
                                                                ---------------      -----------------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligation                                           (5,214)              (3,378)
Proceeds from issuance of long-term debt                               -----               72,637
Payments for debt issue costs                                          -----                 (221)
Net proceeds from issuance of common stock                             -----               11,250
Payment of long-term debt                                             (2,445)             (34,698)
                                                                ---------------      -----------------
Net cash provided  (used ) by financing activities                    (7,659)              45,590
                                                                ---------------      -----------------

Increase (decrease) in  cash and cash equivalents                     (2,803)             (22,332)
Cash and cash equivalents at beginning of period                       8,652               32,489

                                                                ===============      =================
Cash and cash equivalents at end of period                         $   5,849            $  10,157
                                                                ===============      =================




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

The pro forma unaudited results of operations for the six months ended June 30, 1998, assuming consummation of the Acquisition and Distribution as of January 1, 1998 are as follows (in thousands):

                                                       Six Months Ended June 30,
                                                                 1998
                                                       -------------------------
           Revenues                                            $ 59,341
           Vessel, voyage and lease expense                      52,233
           General and administrative expense                    13,793
           (Loss) before other income (expense),
             income taxes, and cumulative
             effect of change in accounting
             principle                                           (6,148)
                                                               --------
      Loss before cumulative effect of change
             in accounting principle                             (4,608)
                                                               --------
           Net loss                                            $ (4,608)
                                                               ========
           Basic and diluted earnings per common share:
           Net loss                                            $  (0.74)

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


NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,206,000 and 4,455,000 for the six months ended June 30, 1999 and 1998, respectively; and 6,207,000 and 4,600,000 for the three months ended June 30, 1999 and 1998, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,515,000 and 4,537,000 for the six months ended June 30, 1999 and 1998, respectively; and 6,567,000 and 4,675,000 for the three months ended June 30, 1999 and 1998, respectively.

NOTE 4 - INCOME TAXES

The provision for income taxes on income varies from the statutory rates as follows (in thousands):

                                                                        FOR THE SIX
                                                                       MONTHS ENDED
                                                                         JUNE 30,
                                                       ------------------------------------------
                                                              1999                   1998
                                                       -------------------    -------------------
Provision (benefit) calculated at statutory rates               $  356             $ (1,268)
Adjustment for equity in operations of certain
  joint ventures                                                   ---              (37,617)
Other                                                               53                 ---
                                                       ===================    ===================
Provision (benefit) for income taxes                            $  409            $ (38,885)
                                                       ===================    ===================


As a result of the Distribution in 1998, the subsidiary holding the Company's foreign shipping businesses became a decontrolled corporation for income tax purposes. Accordingly, the Company will not be subject to income taxes applicable to the future operations of these businesses and the balance of deferred income taxes of approximately $38,900,000 at the date of the Distribution related to such operations was credited to income. This income tax credit accounts for almost all of the Company's net income for the six month period ended June 30, 1998 and will not recur in subsequent periods.

NOTE 5 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At June 30, 1999 Long-Term Debt consisted of the following (in thousands):

Term loan                             $  17,257
Revolving credit facility                 1,050
Subordinated debt due to New OMI          6,093
Promissory note due to New OMI              299
                                         ------
Total debt                               24,699
Less current portion                      3,614
                                         ------
Long-term portion                     $  21,085
                                         ======

All debt at June 30, 1999 was created or amended concurrently with the Acquisition. The term loan and revolving credit facility of the Company accrues interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin that is determined by certain financial ratios (spreads at June 30, 1999 ranged from 1.25% to 2.25%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facility that is unused and available during the quarter. At June 30, 1999 the unused and available revolving credit facility totaled $ 1,950,000.

The subordinated debt bears interest at a fixed dollar amount payable semi-annually over the term of the note which results in an average annual interest rate of 12.71 %. The principal is payable in semi-annual installments of $175,000 through May 1, 2003 with a final installment of $ 4,693,000 on November 1, 2003. The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest through May 1, 2003, with principal payments equaling approximately $37,000.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At June 30, 1999 the Company had outstanding an interest rate swap with a notional amount of $18,984,326 which effectively fixed the base interest rate on the Company's term loans at 4.75% for a three-year period.

The term loan is payable in sixteen simultaneous quarterly installments through June 18, 2003; the first fifteen installments total $797,372 each; and the final installment totals $5,297,362. The revolving credit facility reduces to $2,000,000 on June 18, 2001 and expires on June 18, 2003.

The Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, the Company's vessels are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At June 30, 1999 the Company was in compliance with all covenants imposed by its debt agreements.


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

MARKET OVERVIEW

Prior to the Acquisition and Distribution, OMI Corp.'s major business was providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments: Suezmax tankers and Handymax product tankers. These businesses were separated from the Company and distributed to its shareholders in the Distribution. In addition, as a separate domestic business segment, the Company provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the US Government for its Ready Reserve fleet.

The product carrier fleet transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil, as well as other non-petroleum products. Average freight rates in this market improved in 1997 over 1996. However, rates reached a very high level in the first quarter of 1997 but receded gradually after that. The decline was the result of higher refinery throughput in industrialized countries as well as reduced growth in oil product imports in the Pacific region due to refinery capacity additions in the area and financial crises in Southeast Asia and Korea. Product tanker rates were at low levels in the first quarter of 1998 as a result of a very mild winter in the U.S. and Europe.

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

Lightering Services: MTC provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink. The Company timecharters-in four international flag Aframax tankers, and frequently charters in on a spot basis other vessels to augment its services. MTL Petrolink provides assist vessels, equipment and personnel to discharge large crude oil vessels offshore and deliver cargo to U.S. ports in the Gulf of Mexico. MTL Petrolink also provides vessel repair services.

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

Vessel expenses included in net voyage revenues discussed above, include operating expenses such as crew payroll, benefits, travel, stores, maintenance and repairs, drydock, and insurance. These expenses are a function of the fleet size, utilization levels for certain expenses and requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

Voyage revenues decreased by $17.8 million for the three months and decreased by $47.6 million for the six months ended June 30, 1999 as compared to June 30, 1998. The primary reason for the substantial decrease in revenues is the exclusion of the Company's international businesses in 1999. In the three months and six months ended June 30, 1998, the international business reported revenues of $31.5 million and $71.5 million respectively. This decrease was partially offset by increases in revenues due to changes in market demand for certain vessels which were not operational in 1998, but were in operation for a large part of the 1999 reporting period, as well as the addition of vessels from MTL.

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

Operating expenses decreased by $23.5 million for the three months and $45.4 million for the six months ended June 30, 1999 due primarily to the Distribution in June, 1998 that separated the foreign fleet. This decrease was partially offset by the operation of additional vessels and the additions of vessels from MTL.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash balances of $5.8 million as of June 30, 1999 include cash drawn from the Company's revolving credit facilities of $1.1 million. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of MTL. At June 30, 1999, the Company had total borrowings under these agreements of approximately $24.7 million. Other forms of cash available for operations and investment by the Company include $4.1 million in marketable securities and cash held in the capital construction fund. These amounts are before applicable income taxes payable on amounts withdrawn from their current use.

Cash balances, available credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments.

OTHER OPERATING MATTERS

The Company continues negotiations with the owner of two chemical/petroleum products vessels for the purchase of the vessels by assumption of the outstanding mortgage debt on the vessels in the aggregate amount of approximately $22.5 million.

The existing charter of the vessel MARINE COLUMBIA to BP Oil Shipping Company USA, which was due to expire in December, 2002, is currently under renegotiation and may be extended until November 2006. As part of the charter extension agreement, vessel management and operations would be performed by an affiliate of the charterer.

In June, 1998 the Company was awarded contracts to manage ten vessels to replace seventeen vessels currently managed under contracts with the U.S. Maritime Administration ("MARAD") which were due to expire in June, 1998. MARAD subsequently rescinded awards to all awardees, and has resolicited proposals for management of its fleet. Expired contracts were extended until September 30, 1999. The Company has submitted proposals to MARAD for new awards, but cannot anticipate the outcome of this process.

PRO FORMA FINANCIAL INFORMATION

Pro forma financial information included in the notes to the unaudited Condensed Consolidated Financial Statements for the six month period ended June 30, 1998 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1998. Although this pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately $8 million on an annualized basis as compared to that amount allocated to the Company's domestic business on a historical basis; employment of the layed up vessel COURIER on a two year charter at profitable rates, and implementation of plans for other layed up vessels to profitably employ these vessels; and, expansion of the Company's ship management business.


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

Navigation of vessels: the potential impact of failure of embedded microprocessor chips on navigational equipment. All critical equipment on each of the Company's vessels has been identified and vendors have been contacted for certification for Year 2000 compliance. Where manufacturers cannot provide certification for critical equipment, non-compliant equipment will be replaced. Management does not anticipate material expenditures for certification or replacement. This phase is substantially complete.

Communications: the potential failure of computer equipment used for communications ship-to-shore and with other third parties ashore. All equipment used for ship-to-shore communication is being tested for compliance by the Company or an independent third party and will be replaced where necessary; most of this equipment consists of personal computers, off the shelf software and small servers. The cost of testing and replacement is not expected to be significant. This phase is substantially complete.

Operations: the potential failure of embedded microprocessor chips on power, steering and cargo systems aboard vessels. Critical machinery has been identified and is being surveyed and tested by Company personnel or independent third parties. Most systems have manual backup procedures or systems in the event of failure and contingency plans are being developed for critical systems and forseeable events. Management expects to complete this testing prior to projected impact dates of Year 2000.

Administration: the impact of Year 2000 problems on the Company's computer systems and those systems of third parties, such as vendors, customers and banks. The Company may replace existing administrative (including accounting) software and hardware used in related applications prior to the projected impact dates of Year 2000. The cost of replacement of these systems is expected to exceed $600,000. This expenditure was planned because of the recent changes in the Company's operation, but implementation has been accelerated as a result of identified Year 2000 problems. Required hardware and software has been purchased and installed.

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

                  - None -


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

Date:    July 30, 1999        MARINE TRANSPORT CORPORATION

                              By:      /s/ Richard T. du Moulin
                                       -------------------------------------
                                       Richard T. du Moulin
                                       President and Chief Executive Officer

Date:    July 30, 1999        By:     /s/  Mark L. Filanowski
                                      --------------------------------------
                                      Mark L. Filanowski
                                      Senior Vice President and Chief Financial
                                        Officer


21