Form 10-Q
period 1999-09-30
MARINE TRANSPORT CORP
filed 1999-11-15
CIK 732780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1999

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 15, 1999 :
                    -------------------

                 Common Stock, par value $.50 per share,  6,555,368 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:   FINANCIAL INFORMATION                                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations for the three months
          and nine months ended September 30, 1999 and 1998                          4

          Condensed Consolidated Balance Sheets - September 30, 1999 and
          December 31, 1998                                                          5

          Condensed Consolidated Statements of Changes in Shareholders' Equity
          for the nine months ended September 30, 1999 and for the year ended
          December 31, 1998                                                          6

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                                          7

          Notes to Condensed Consolidated Financial Statements                      8-12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                      12-18

PART II:  OTHER INFORMATION                                                          19

SIGNATURES                                                                           20

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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         For the Three Months Ended              For the Nine Months Ended
                                                                September 30,                            September 30,
                                                           1999               1998                1999                 1998
                                                      --------------       -------------     ---------------      --------------
Revenues:
  Voyage revenues........................                $32,158              $25,381            $ 97,358            $138,143
  Other operating revenues...............                  4,646                5,047              15,184               9,202
                                                         -------              -------            --------            --------
                                                          36,804               30,428             112,542             147,345
                                                         -------              -------            --------            --------
Operating expenses:
  Vessel and voyage.........................              29,626               27,859              90,422             123,509
  Depreciation and amortization.............               3,017                3,746               9,688              18,080
  General and administrative................               3,803                2,922              10,639              12,669
                                                         -------              -------            --------            --------
                                                          36,446               34,527             110,749             154,258
                                                         -------              -------            --------            --------

Operating income (loss).....................                 358               (4,099)              1,793              (6,913)

Other income (expenses):
  Net gain (loss) on disposal of assets.....                  --                   --                  44                 537
  Interest expense..........................                (513)                (681)             (1,702)             (7,762)
  Interest income...........................                 346                  311               1,074               4,172
  Equity in income of unconsolidated
    joint ventures..........................                  --                  262                  --               2,136
                                                         -------              -------            --------            --------
Net other income(expenses)..................                (167)               ( 108)               (584)               (917)
                                                         -------              -------            --------            --------
Income (loss) before income taxes...........                 191               (4,207)              1,209              (7,830)

Provision (benefit) for income taxes........                  96               (1,420)                505             (40,304)
                                                         -------              -------            --------            --------
Net income (loss)...........................             $    95              $(2,787)           $    704            $ 32,474
                                                         =======              =======            ========            ========

Basic earnings per common share:

Net income (loss)...........................             $   .02              $ (0.46)           $    .11            $   6.51
                                                         =======              =======            ========            ========

Diluted earnings per common share:
Net income (loss)...........................             $   .02              $ (0.46)           $    .11            $   6.51
                                                         =======              =======            ========            ========

See notes to Condensed Consolidated Financial Statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                           September 30,
                                                                                               1999                 December 31,
ASSETS                                                                                     (Unaudited)(1)              1998(1)
                                                                                           ---------------         ----------------
Current assets:
  Cash and cash equivalents...............................                              $         8,905        $          8,652
  Receivables, less allowances of $193 in 1999 and $509 in
1998.................................................                                            14,646                  13,624
  Prepaid expenses and other current assets...............                                        4,583                   6,664
                                                                                           ---------------         ----------------
Total current assets......................................                                       28,134                  28,940

Marketable securities and cash held in capital
construction fund.........................................                                        4,174                   4,069

Vessels and other property, ............................                                        128,620                 106,481
Less: accumulated depreciation and amortization...........                                      (73,255)                (67,703)
                                                                                           ---------------         ----------------
  Vessels and other property-net..........................                                       55,365                  38,778

Vessel drydocking costs...................................                                        5,082                   7,429
Note receivable...........................................                                        9,000                   9,000
Other assets and deferred charges.........................                                        6,656                   6,602
Goodwill..................................................                                       11,161                  11,652
                                                                                           ---------------         ----------------
TOTAL ASSETS..............................................                              $       119,572         $       106,470
                                                                                           ===============         ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................                              $         9,940         $         9,604
  Accrued income taxes....................................                                          309                     --
  Accrued liabilities.....................................                                        6,413                   8,092
  Current portion of debt.................................                                        5,999                   3,034
                                                                                           ---------------         ----------------
Total current liabilities.................................                                       22,661                  20,730

Advance time charter revenues and other liabilities.......                                          674                   1,500
Deferred gain on sale of vessels..........................                                       18,685                  21,258
Deferred income taxes.....................................                                       19,860                  22,902
Long-term debt............................................                                       41,023                  24,111
Shareholders' equity......................................                                       16,669                  15,969
                                                                                           ---------------         ----------------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY.................                              $       119,572         $       106,470
                                                                                           ===============         ================

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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                             Common Stock
                                                                                   Retained
                                                                    Capital        Earnings
                                       Shares (1)     Amount        Surplus       (Deficit)
Balance as of  Dec 31, 1997                4,307        $2,154      $206,105         $8,979

Comprehensive income:
   Net income (loss)                                                                 33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16

   Comprehensive income

Exercise of stock options                      5             2           210
Retirement of minority
   shareholders' equity interest
   in subsidiary                                                        (681)
Amortization of unearned
   compensation
Issuance of common stock                   2,243         1,121        10,779
Spin-off of foreign subsidiaries                                    (190,952)       (54,047)
Purchase of treasury stock
                                      -----------------------------------------------------
Balance as of  Dec 31, 1998                6,555        $3,277       $25,461       $(11,996)

Comprehensive income:
   Net income (loss)                                                                    704
   Comprehensive income
                                      -----------------------------------------------------
Balance at September 30,1999                6,555      $ 3,277      $ 25,461      $ (11,292)
                                      =====================================================









                                          Accumulated
                                             Other             Other
                                         Comprehensive     Comprehensive     Restricted     Treasury
                                             Income           Income           Stock          Stock                 Total
Balance as of  Dec 31, 1997                    $4,890                          $(1,105)     $-----              $ 221,023

Comprehensive income:
   Net income (loss)                                           $33,072                                             33,072
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $16                               (29)             (29)                                               (29)
                                                              -------------
   Comprehensive income                                        $33,043
                                                              =============
Exercise of stock options                                                                                             212
Retirement of minority
   shareholders' equity interest
   in subsidiary                                                                                                     (681)
Amortization of unearned
   compensation                                                                  1,105                              1,105
Issuance of common stock                                                                                           11,900
Spin-off of foreign subsidiaries               (4,912)                                                           (249,911)
Purchase of treasury stock                                                                       (722)               (722)
                                             ----------------------------------------------------------------------------
Balance as of  Dec 31, 1998                      $(51)                         $   ----         $(722)           $ 15,969

Comprehensive income:
   Net income (loss)                                                                                                  704
   Comprehensive income                            (4)                                                                 (4)
                                                                                                                      ----
                                                                                                                      700
                                             ----------------------------------------------------------------------------
Balance at September 30,1999                     $(55)                         $ -----          $(722)           $ 16,669
                                             ============================================================================

(1) Restated to give retroactive effect to 1 for 10 reverse stock split. See notes to Condensed Consolidated Financial Statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       1999               1998
                                                                ---------------      -----------------
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net cash provided  (used) by operating activities                  $  10,672          $     3,914

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                                 (346)             (61,418)
Proceeds and interest received and reinvested in Capital
   Construction Fund                                                    (109)                (203)
Payment for the retirement of minority shareholders'
   interest                                                            -----               (1,917)
Cash distributed as part of spin off of UBC's net asset                -----              (12,600)
Proceeds of sale of vessel                                               642                  708
Proceeds from Capital Construction Fund                                -----                7,090
Purchase of MTL, net of cash acquired                                  -----               (4,519)
Additions to vessel drydocking costs                                    (802)                ----
                                                                 --------------        ---------------
Net cash provided  (used) by investing activities                       (615)             (72,859)
                                                                  --------------       ---------------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligations                                          (7,311)              (4,614)
Purchase of treasury stock                                             -----                 (722)
Proceeds from issuance of long-term debt                               -----               72,637
Payments for debt issue costs                                          -----                 (211)
Net proceeds from issuance of common stock                             -----               11,250
Payment of long-term debt                                             (2,493)             (36,774)
                                                                ---------------      -----------------
Net cash provided  (used) by financing activities                     (9,804)              41,566
                                                                ---------------      -----------------

Increase (decrease) in  cash and cash equivalents                        253              (27,379)
Cash and cash equivalents at beginning of period                       8,652               32,489
                                                                ---------------      -----------------
Cash and cash equivalents at end of period                         $   8,905            $   5,110
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

Prior to the Distribution, the Company acquired all of the outstanding common stock of Marine Transport Lines, Inc.("MTL"), a U.S.-based company that owns, operates and manages U.S. and foreign-flagged vessels, in exchange for the consideration described in Note 2 (the "Acquisition"). The Company is currently managed by certain former officers and directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

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

The pro forma unaudited results of operations for the nine months ended September 30, 1998, assuming consummation of the Acquisition and Distribution as of January 1, 1998 are as follows (in thousands):

                                                        Nine Months
                                                           Ended
                                                        September 30,
                                                            1998
                                                            ----

     Revenues                                           $ 93,924
     Vessel, voyage and lease expense                     88,063
     General and administrative expense                   17,257
     (Loss) before other income (expense)
       and income taxes                                  (11,396)
                                                        --------
     Net loss                                           $ (9,220)
                                                        ========

     Basic and diluted earnings per common share:
     Net loss                                            $(1.85)


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

NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,205,000 and 4,988,000 for the nine months ended September 30, 1999 and 1998, respectively; and 6,205,000 and 6,050,000 for the three months ended September 30, 1999 and 1998, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,245,000 and 4,988,000 for the nine months ended September 30, 1999 and 1998, respectively; and 6,261,000 and 6,050,000 for the three months ended September 30, 1999 and 1998, respectively.

NOTE 4 - INCOME TAXES

The provision for income taxes varies from the statutory rates as follows (in thousands):

                                                                            For the nine
                                                                            Months ended
                                                                            September 30,
                                                                   ---------------------------------
                                                                      1999                   1998
                                                                   ---------              ----------
Provision (benefit) calculated at statutory rates                     $  423              $   (2,741)
Adjustment for equity in operations of certain
  Joint ventures                                                         ---                 (37,563)
Other                                                                     82                    ---
                                                                      ------               ---------
Provision (benefit) for income taxes                                  $  505               $ (40,304)
                                                                      ======               =========


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

NOTE 5 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At September 30, 1999 Long-Term Debt consisted of the following (in thousands):

        Term loan                        $  16,461
        Revolving credit facility            2,800
        Subordinated debt due to New OMI     6,092
        Promissory note due to New OMI         299
        Title XI debt                       21,370
                                         ---------
        Total debt                          47,022
        Less current portion                 5,999
                                         ---------
        Long-term portion                $  41,023
                                         =========

All debt at September 30, 1999, with the exception of the Title XI debt, was created or amended concurrently with the Acquisition. The term loan and revolving credit facility of the Company accrues interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin (which can range from 1.25% to 2.25%) that is determined by certain financial ratios (the spread at September 30, 1999 was 1.50%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facility that is unused and available during the quarter. At September 30, 1999 the unused and available revolving credit facility totaled $200,000.

The subordinated debt bears interest at a fixed dollar amount payable semi-annually over the term of the note which results in an average annual interest rate of 12.71%. The principal is payable in semi-annual installments of $175,000 through May 1, 2003 with a final installment of $4,693,000 on November 1, 2003. The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest through May 1, 2003, with principal payments equaling approximately $37,000.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At September 30, 1999 the Company had outstanding an interest rate swap with a notional amount of $17,638,743 which effectively fixed the base interest rate on the Company's term loans at 4.75% until December 17, 2001.

The term loan is payable in fifteen simultaneous quarterly installments through June 18, 2003; the first fourteen installments total $797,372 each; and the final installment totals $5,297,362. The revolving credit facility reduces to $2,000,000 on June 18, 2001 and expires on June 18, 2003.

On September 28, 1999 the vessels SMT Chemical Trader and SMT Chemical Explorer (formerly the Frances Hammer and Julius Hammer, respectively) were acquired by two wholly-owned subsidiaries of the Company. The acquisition price was $21,370,000 which represented the remaining principal on two loans guaranteed by the United States Department of Transportation Maritime Administration (the "Title XI debt"), which loans were assumed by the Company's subsidiaries. The loans, which have an interest rate of 8.125%, are payable in fourteen semi-annual installments which total $2,385,000 in 2000; $2,719,000 in 2001; $2,962,000 in 2002;

$2,938,000 in 2003; $3,348,000 in 2004; $3,823,000 in 2005; and $3,195,000 in
2006. The obligations impose semi-annual declining penalties on any prepayment until September 2005. Occidental Petroleum Corporation, the former guarantor of the Title XI debt, continues to provide a reducing guaranty in favor of the United States of America of up to $6,000,000. The Company and Stolt-Neilsen S.A. also severally guarantee all the Title XI debt with the Company providing a 75% guaranty and Stolt providing a 25% guaranty. The Company's Marketable Securities and Cash held in the Capital Construction Fund, which currently totals $4,174,000 has also been pledged as security for the Title XI debt and may, under certain circumstances, be employed to reduce the outstanding principal amount of the Title XI debt.

The Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, the Company's vessels (excepting the recently acquired SMT Chemical Explorer and SMT Chemical Trader, which are encumbered under their respective mortgages) are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At September 30, 1999 the Company was in compliance with all covenants imposed by its debt agreements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of litigation and arbitration proceedings arising from its operations. Such actions are covered by insurance or, in the opinion of management are of such a nature that the ultimate liability, if any, would not have a material adverse effect on the operations or financial position of the Company.




PART I: ITEM 2:

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS FOF OPERATIONS

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

MARKET OVERVIEW

Prior to the Acquisition and Distribution, OMI Corp's major business was providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments: Suezmax tankers and Handymax product tankers. These businesses were separated from the company and distributed to its shareholders in the Distribution. In addition, as a separate domestic business segment, the Company provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the US Government for its Ready Reserve fleet. These businesses were combined with those of MTL in the Acquisition in June, 1998. The market for the Company's present businesses can be described as follows:

Energy and Chemical Transportation: MTC operates a fleet of tankers used in carriage of liquid chemical and petroleum cargoes for contract customers and spot market movements in domestic and international trades. The Company owns ten vessels used in this trade (including the vessels Chemical Explorer and Chemical Trader discussed below) and in turn charters these vessels, or contracts for utilization of space aboard the vessels, with owners of the products moved by the vessels. The Company's primary customers are large oil or chemical companies or traders who sell products to large oil or chemical companies. During the quarter ended September 30,1999 the Company chartered in an additional tanker and cargo space on two others to provide capacity for contracts recently awarded to the Company. Most of the Company's vessels operate in the protected U.S. Jones Act trades.

During the three months ended September 30, 1999, the Company purchased the vessels Chemical Explorer and Chemical Trader. These vessels are chartered to a joint venture which is 75% owned by MTC and 25% owned by Stolt Nielsen, the largest chemical parcel tanker operator in the world. Operating results of this joint venture are consolidated with MTC's financial statements. These two vessels presently operate in international markets.

The Company also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink, Inc. MTL Petrolink charters in Aframax tankers and provides assist vessels to discharge large crude oil vessels offshore and deliver the cargo to U.S. ports in the Gulf of Mexico.

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other aspects of ship operation. Including its owned and managed vessels, totaling 40 vessels MTC manages one of the largest U.S.- based fleets. Management contracts with outside customers range in length from one to five years in remaining term.


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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

Voyage revenues increased by $6.8 million for the three months and decreased by $40.8 million for the nine months ended September 30, 1999 as compared to September 30, 1998. The primary reason for the substantial decrease in revenues for the nine months ended September 30 is the exclusion of the Company's international businesses in 1999, which reported $71.5 million dollars in revenues in 1998(see Note 2). These changes were partially offset by increases in revenues due to changes in market demand for certain vessels which were not operational in 1998, but were in operation for a large part of the 1999 reporting period, as well as the addition of vessels from the acquisition of MTL. The revenue increase for the three months ended September 30, 1999 as compared to September 30, 1998 is primarily due to the operation of certain vessels that were not fully operational during the third quarter of 1998, which was partially offset by the weaker demand of the lightering services in the U.S. Gulf of Mexico.

Other operating revenues for all periods primarily represent ship management services. The decrease in the three months ended September 30, 1999 as compared to 1998 is due to the reduction in management contracts as a result of a vessel being scrapped. The increase in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to the Acquisition of MTL.

Vessel and voyage operating expenses for the nine months ended September 30, 1999 versus the nine months ended September 30,1998 decreased primarily as a result of the impact of the Distribution (international businesses that were separated from the Company in June, 1998,see Note 2) and increased for the three months ended September 30,which were partially offset by the addition of vessels from MTL.

Operating expenses increased by $1.9 million for the three months and $43.5 million for the nine months ended September 30, 1999 as compared to the prior year periods due primarily to the Distribution in June 1998 that separated the foreign fleet. These changes were partially offset by the operation of formerly laid-up vessels in 1999.

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

Recent increases in the price of oil had a related impact on the price of fuel consumed by the Company's vessels. Depending on a particular vessel's trade or customer, the impacts of rising fuel prices on operating results vary. For example, vessels involved in spot market trading frequently see immediate spot market rate changes to compensate for changes in fuel prices. Many of the Company's contracts of affreightment contain fuel escalation clauses to partially compensate for increases in fuel costs beyond a certain threshold. For those vessels on time charter or bareboat charter, fuel increases are the responsibility of the customer. Therefore, although the impact of fuel price increases is generally negative, it is mixed.

LIQUIDITY AND CAPITAL RESOURCES
Cash balances of $8.9 million as of September 30, 1999 include cash drawn from the Company's revolving credit facilities of $2.8 million. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of MTL. At September 30, 1999, the Company had total borrowings under these agreements and the assumption of debt obligations associated with two recently acquired chemical tankers as discussed below, of approximately $47.0 million.

Cash balances, existing credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments.

OTHER OPERATING MATTERS

The existing charter of the vessel MARINE COLUMBIA to BP Oil Shipping Company USA ("BP"), which was due to expire in December, 2002, has been extended until November 2006. Under the new agreement, the existing timecharter to BP has been terminated and the vessel is now bareboat chartered to Alaska Tanker Company for use in BP's Alaskan operations. Performance under this bareboat charter has been guaranteed by Standard Oil Company of Ohio, a BP affiliate.

The Company and the Stolt-Nielsen Transportation Group Ltd. ("SNTG"), a subsidiary of Stolt-Nielsen S.A. formed a joint venture company, Stolt Marine Tankers LLC ("SMT"), to manage the operations of two chemical parcel tankers, SMT Chemical Trader and SMT Chemical Explorer, which were acquired from Occidental Chemical Corporation ("Oxy") by wholly-owned subsidiaries of the Company on September 28, 1999. In connection with this transaction, SMT and Oxy have entered into a long-term contract for the carriage of certain Oxy cargo. The Company with its new partner SNTG have also concluded a Network Alliance to focus on providing domestic chemical marine transportation services to their mutual customers.

In June, 1998 the Company was awarded contracts to manage ten vessels to replace seventeen vessels currently managed under contracts with the U.S. Maritime Administration ("MARAD") which were due to expire in June, 1998. MARAD subsequently rescinded awards to all awardees, and has resolicited proposals for management of its fleet. Expired contracts were extended until January 31, 2000. The Company has submitted proposals to MARAD for new awards, but cannot anticipate the outcome of this process.

PRO FORMA FINANCIAL INFORMATION

Pro forma financial information included in the notes to the unaudited condensed financial statements for the nine month periods ended September 30, 1998 present certain historical financial information as if the Acquisition and Distribution occurred on January 1, 1998. Although this pro forma financial information is based on reasonable assumptions applied to past financial events, management has taken certain actions subsequent to the Acquisition which it expects will improve the future operating results. These actions include: reduction of salary and employment expenses, decrease in office rental commitments and decreases in other administrative expenses which will reduce total general and administrative expenses by approximately $8 million dollars on an annualized basis as compared to that amount allocated to the Company's Domestic Business on a historical basis; employment of the layed up vessel Courier on a two year charter at profitable rates, and implementation of plans for other layed up vessels to profitably employ these vessels; and, expansion of the Company's ship management business.

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

Navigation of vessels: the potential impact of failure of embedded microprocessor chips on navigational equipment. All critical equipment on each of the Company's vessels has been identified and vendors have been contacted for certification for Year 2000 compliance. Where manufacturers cannot provide certification for critical equipment, non-compliant equipment was replaced. No material expenditures for certification or replacement of equipment has been necessary. This phase is complete.

Communications: the potential failure of computer equipment used for communications ship-to-shore and with other third parties ashore. All equipment used for ship-to-shore communication has been tested for compliance by the Company or an independent third party and will be replaced where necessary; most of this equipment consists of personal computers, off the shelf software and small servers. The cost of testing and replacement is not expected to be significant. In connection with administrative changes discussed above, new providers of communication services have been employed. This phase is substantially complete.

Operations: the potential failure of embedded microprocessor chips on power, steering and cargo systems aboard vessels. Critical machinery has been identified and surveyed and tested by Company personnel or independent third parties. Most systems have manual backup procedures or systems in the event of failure. Contingency plans will be in place to address problems as they may occur at critical dates. This phase is substantially complete.

Administration: the impact of Year 2000 problems on the Company's computer systems and those systems of third parties, such as vendors, customers and banks. The Company is replacing existing administrative (including accounting) software and hardware used in related applications prior to the projected impact dates of Year 2000. The cost of replacement of these systems is expected to exceed $600,000. This expenditure was planned because of the recent changes in the Company's operation, but implementation has been accelerated as a result of identified Year 2000 problems. Required hardware and software has been purchased and installed, and changeover to the new systems is in process.

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

                           PART II: OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS

Pursuant to that bareboat charter made as of August 26, 1999 between Marine Columbia, LLC ("MC")(a limited liability company which is 100% owned by a subsidiary of the registrant) and Alaska Tanker Company, LLC ("ATC") for the vessel MARINE COLUMBIA, the vessel was delivered by MC to ATC on August 26, 1999 and accepted by ATC. By letter dated November 4, 1999, counsel for ATC advised MC that in the course of dry docking and opening up MARINE COLUMBIA, ATC discovered certain conditions allegedly related to the vessel's class which, based upon preliminary estimates, will result in claims by ATC against MC in excess of $2 million and may approach $3 million. The expiration date of the bareboat charter between ATC and MC is November 16, 2006 and the $2 million to $3 million to which the November 4, 1999 letter refers represents approximately 2 to 3 average months of the charter hire payable by ATC to MC under the bareboat charter. Should ATC formally institute proceedings against MC, those proceedings would be subject to the arbitration clause in the bareboat charter.

Item 2.               Changes in Securities.

                  - None -


Item 3.               Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  - None -

         (b)      Reports on Form 8-K.

         During the quarter ended September 30, 1999, the Company filed the following reports on Form 8-K:

                  - None -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                      MARINE TRANSPORT CORPORATION
     --------------------------

                                         By: /s/ Richard T. du Moulin
                                             -------------------------------
                                             Richard T. du Moulin
                                             President and Chief Executive
                                              Officer

Date: November 15, 1999                  By: /s/ Mark L. Filanowski
     --------------------------              -------------------------------
                                             Mark L. Filanowski
                                             Senior Vice President and
                                              Chief Financial Officer


20