Form 10-K405
period 1999-12-31
MARINE TRANSPORT CORP
filed 2000-03-30
CIK 732780

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                            ------------------------

                        COMMISSION FILE NUMBER 000-11573

                          MARINE TRANSPORT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       1200 HARBOR BOULEVARD (9TH FLOOR)
                         C-901 WEEHAWKEN, NJ 07087-0901

                   DELAWARE                                      13-2625280
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE 201-330-0200

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

     Aggregate market value of Registrant's voting stock, held by non-affiliates, based on the closing price on the Nasdaq Stock Market as of the close of business on March 28, 2000:

                                  $17,207,841

     Number of shares of the Registrant's Common Stock outstanding as of March 28, 2000:

                                   6,555,368

     The following document is hereby incorporated by reference into Part III of this Form 10-K:
---------------
(1) Portions of the Marine Transport Corporation 1999 Proxy Statement to be filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

ITEMS                                                                  PAGE(S)
-----                                                                  -------
                                    Part I
 1 & 2.  Business and Properties.....................................     1-7
 3.      Legal Proceedings...........................................       7
 4.      Submission of Matters to a Vote of Security Holders.........       7

                                   Part II
 5.      Market for Marine Transport Corporation's Common Stock and
         Related Stockholders Matters................................       8
 6.      Selected Financial Data.....................................    9-10
 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10-13
 7A.     Quantitative and Qualitative Disclosures About Market
         Risk........................................................      14
 8.      Financial Statements and Supplementary Data.................   14-37
 9.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................      38

                                   Part III
10.      Directors and Executive Officers of Marine Transport
         Corporation.................................................      38
11.      Executive Compensation......................................      37
12.      Security Ownership of Certain Beneficial Owners and
         Management..................................................      39
13.      Certain Relationships and Related Transactions..............      39

                                   Part IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   39-41
SIGNATURES...........................................................      42

                                     PART I

ITEM 1.  BUSINESS
  AND
ITEM 2.  PROPERTIES

GENERAL

     Marine Transport Corporation ("MTC" or "the Company"), formerly named OMI Corp., was established in its present form through a series of transactions, culminating June 17, 1998, through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and (b) distributed to its shareholders the stock of a newly created Marshall Islands corporation named OMI Corporation containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

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

     Marine Transport Corporation is a U.S.-based supplier of marine transportation services. The Company owns and operates a fleet of vessels for its own account, and it also manages vessels for other vessel owners. It presently operates one of the largest U.S.-based fleets of ocean-going vessels.

     Prior to the Acquisition and Distribution, OMI Corp.'s major business was providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments: Suezmax tankers and Handymax product tankers. These businesses were separated from the Company and distributed to OMI Corp's shareholders in the Distribution. In addition, as a separate domestic business segment, OMI Corp. provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the U.S. Government for its Ready Reserve Fleet.

     As a result of the Acquisition and the Distribution, the major businesses of MTC are presently:

     - marine transportation of chemicals, petroleum products and crude oil for U.S.-based industrial customers, including lightering services for crude oil customers in the Gulf of Mexico, and

     - ship management services for third-party shipowners, including the U.S. Government.

     On March 6, 2000 Marine Transport Corporation acquired the ocean bulk transportation businesses of Mormac Marine Group, Inc.("Mormac"), a privately held company, in exchange for a: (a) cash payment in the amount of $100,000; and
(b) series of fixed and contingent payments to be made over the next five years. The minimum amount payable to Mormac over the five year period is $7 million. By entering into bareboat charters for three vessels owned by Mormac and purchasing the stock of a Company engaged in the business of vessel management, MTC: (a) became liable for certain costs associated with the three vessels; (b) became entitled to the benefits of certain contractual arrangements to which these vessels are subject; and (c) assumed the rights and obligations arising from vessel management agreements with third parties.

     As of March 15, 2000, the ocean fleet of Marine Transport Corporation, including the acquired fleet of Mormac, consisted of the following vessels:

                                  OWNED,
                                 MANAGED         YEAR
VESSEL NAME                    OR CHARTERED      BUILT       SIZE             EMPLOYMENT           TRADE/CARGO
-----------                    ------------      -----       ----             ----------           -----------
TRANSPORTATION SERVICES FOR ENERGY AND CHEMICALS:
Marine Chemist............  Owned                1970    35,491 dwt     Affreightment and Spot   Chemical Parcel
Chemical Pioneer(a).......  Managed              1983    36,526 dwt     Affreightment and Spot   Chemical Parcel
MBC-1 (Barge).............  Owned                1973    4,000 dwt      Affreightment and Spot   Chemical Parcel
Chemical Explorer.........  Owned                1981    46,919 dwt     Affreightment and Spot   Chemical Parcel
Chemical Trader...........  Owned                1981    46,177 dwt     Affreightment and Spot   Chemical Parcel
Captain Downing...........  Time Chartered       1996    39,385 dwt     Affreightment and Spot   Chemical Parcel
Marine Duval(b)(c)........  Owned                1970    25,131 dwt     Time Charter             Molten Sulphur
Courier...................  Owned                1977    35,662 dwt     Time Charter             Oil Products
Patriot...................  Owned                1976    35,662 dwt     Spot                     Oil Products/
                                                                                                 Grain
Rover.....................  Owned                1977    35,662 dwt     Spot                     Oil Products/
                                                                                                 Grain
Mormacsun.................  Bareboat Chartered   1975    39,128 dwt     Affreightment and Spot   Oil Products
Mormacsky.................  Bareboat Chartered   1977    39,128 dwt     Affreightment and Spot   Oil Products
Mormacstar................  Bareboat Chartered   1976    38,128 dwt     Affreightment and Spot   Oil Products
Marine Columbia(d)........  Bareboat Chartered   1983    138,698 dwt    Bareboat Charter out     Crude Oil
BT Alaska(e)..............  Bareboat Chartered   1978    91,120 dwt     Time Charter             Crude Oil
Deneb.....................  Time Chartered       1985    79,900 dwt     Lightering               Lightering
Jahre Prince..............  Time Chartered       1986    94,491 dwt     Lightering               Lightering
Regent (Rich Duke)........  Time Chartered       1986    81,279 dwt     Lightering               Lightering
Marine Reliance(f)........  Time Chartered       1987    4,000 cars     Time Charter             Car Carrier

SHIP MANAGEMENT:
Harbel Cutlass............  Managed              1980    11,734 dwt     Management               Latex
Harbel Tapper.............  Managed              1981    11,682 dwt     Management               Latex
Lykes Explorer............  Managed              1987    3,000 teu      Management               Container
Lykes Discoverer..........  Managed              1987    3,000 teu      Management               Container
Lykes Navigator...........  Managed              1987    3,000 teu      Management               Container
Lykes Liberator...........  Managed              1987    3,000 teu      Management               Container
Potomac Trader............  Managed              1983    50,875 dwt     Management               Crude/Products
Chasapeake Trader.........  Managed              1982    50,875 dwt     Management               Crude/Products

Vessels Managed for U.S. Maritime Administration

     Twenty three vessels, primarily large roll-on/roll-off cargo vessels, are managed under contracts which expired in June 1998 and have been extended to the present time; MTC is presently bidding on five year renewal of these contracts.

Notes:

     (a) MTC manages this vessel for its owner and provides commercial management for open parcel space.

     (b) Vessel residual value at end of charter term shared with charterer.

     (c) Cargo forebody 1970; stern steam/electric 1944.

     (d) Bareboat charter in, with fixed purchase option and bareboat chartered out.

     (e) Bareboat charter in and time chartered out, with all operating costs paid by timecharterer.

     (f) Time chartered in and time chartered out.

DESCRIPTION OF THE COMPANY'S SERVICES BY SEGMENT

     The market for the Company's major business segments are further described in the following sections.

     Transportation Services for Energy and Chemicals: MTC pursues an industrial shipping philosophy, serving the chemical and petroleum liquid bulk market for large commercial customers.

     In two cases the Company has entered into long-term contracts of affreightment providing for base amounts of cargo to be shipped on an annual schedule of voyages on its owned vessels. These contracts are typically arranged with major oil and chemical companies. Spot market movements are used to fill out cargo capacity on vessels not fully utilized in the carriage of contract cargo. The Company's vessels MARINE CHEMIST and MBC-1 are employed on this basis. The activities of these vessels are complemented by a commercial agreement between the Company and the owner of the vessel CHEMICAL PIONEER that is managed both commercially and technically by the Company and is employed on a basis similar to the above-mentioned vessels.

     In August of 1999, MTC and Stolt-Nielsen Transportation Group Inc. ("SNTG"), a subsidiary of Stolt-Nielsen S.A., formed a joint venture company, Stolt Marine Tankers, LLC ("SMT"), to manage the commercial and technical operation of two chemical parcel tankers, SMT CHEMICAL TRADER and SMT CHEMICAL EXPLORER, which were acquired from General Electric Credit Corporation of Georgia by wholly-owned subsidiaries of MTC on September 28, 1999. Commercial management services for the ships is provided by SNTG in international markets and will be provided by MTC when the vessels qualify for participation in the U.S. Jones Act market. Contemporaneously with the conclusion of this transaction, SMT and Occidental Chemical Corporation ("Oxy") entered into a long-term contract for the carriage of certain Oxy cargo in U.S. Jones Act trade. The Company, with its new partner SNTG, has also concluded a Network Alliance to provide domestic chemical marine transportation services to their mutual partners.

     During 1999, the Company chartered-in several vessels including CAPTAIN DOWNING to carry contract cargo in excess of the Company's own vessel capacities. Contracts are renewed periodically (contract terms range from one to five years) and rate fluctuations due to a changing market environment are generally not as large as experienced in the spot market for chemical and petroleum tankers.

     The vessel MARINE DUVAL operates under a long-term contract to a third party customer who pays all direct costs of operating the vessel. The vessel COURIER is employed on a two-year time charter to a major oil company. The vessels PATRIOT and ROVER operate in the spot market for petroleum product bulk movements or other cargo, which may become available from time to time including PL-480 grain movements.

     The vessels MORMACSUN, MORMACSKY and MORMACSTAR, which are bareboat chartered in by the Company until the end of their OPA lives, are used to perform contracts of affreightment for clean oil products. These contracts, which are renewable each year, utilize a significant amount of the capacity of the vessels.

     The crude petroleum vessel MARINE COLUMBIA is bareboat chartered to Alaska Tanker Company, LLC and time chartered to an affiliate of BP Amoco for use in its Alaskan oil operations pursuant to a time charter with an expiration date of November 2006. Performance by the affiliate of BP Amoco under this time charter has been guaranteed by the Standard Oil Company of Ohio, a BP Amoco affiliate. This vessel was sold and leased back by MTC in 1997 and MTC holds a purchase option for the vessel which, prior to the expiration of the time charter with the affiliate of BP Amoco, cannot be exercised without the consent of that affiliate. Revenues from BP were approximately 13 percent of consolidated revenues for the year ended December 31, 1999. In January 2000, MTC monetized $48,417,638 of future earnings under the BP Amoco time charter with two banks. Of this amount, $23,417,638 was used to replace certain indebtedness associated with the vessel, $1,000,000 was used to settle a claim against an affiliate of MTC and the remaining $24,000,000 was transferred to an affiliate of MTC for current operations and growth, as well as for other projects to enhance shareholder value.

     The vessel BT ALASKA is bareboat chartered from its owner by an affiliate of MTC and time chartered to BP Amoco for its Alaska oil operations. All costs of operation are paid by BP Amoco and the Company is indemnified for liabilities.

     All of the above-mentioned vessels except SMT CHEMICAL TRADER and SMT CHEMICAL EXPLORER operate in the protected U.S. Jones Act market. SMT CHEMICAL TRADER and SMT CHEMICAL EXPLORER are subject to operating subsidies which restrict their domestic employment under the Jones Act until 2001, when they become eligible for the U.S. domestic trade. The Jones Act restricts participants in the U.S. coastwise shipping trade to those owners who are qualified U.S. citizens and to vessels which are built in the United States and are crewed with U.S. seafarers. Participants in the Jones Act trades are limited, but competition in most areas of the trade is intense. The Company attempts to differentiate itself in its energy and chemical segment by specializing in areas such as chemical parcels where its unique vessel tonnage meets charterers' specific needs. This differentiation is more difficult in petroleum product movements, where competitors have similar vessels, cargo requirements are less demanding and some overcapacity exists at the present time. Other forms of competition include movement of energy sources and chemicals by pipeline and rail, and imports and exports of products by internationally registered vessels to and from geographic areas which are not restricted by Jones Act requirements.

     MTC also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink Corp. Lightering involves transfer of crude oil from large crude carriers ("VLCC's" or "ULCC's") to smaller vessels that bring the crude oil to refinery storage terminals. The Company time charters in three international flag Aframax tankers, and frequently charters in on a spot basis other vessels to perform its services. MTL Petrolink Corp. provides workboat vessels, equipment and personnel to discharge large crude oil vessels offshore and deliver cargo to ports in the U.S. Gulf. MTL Petrolink Corp. also provides repair services for its own assist vessels as well as for small vessels engaged in commercial offshore and fishing trades. MTL Petrolink Corp. has two main competitors for its services. The methods of competition include price as well as the quality and safety of services. MTL Petrolink Corp. believes it is the second largest company providing lightering services in the Gulf of Mexico.

     The Transportation Services for Energy and Chemicals segment usually experiences a slight seasonal downturn in the summer months due to refinery shutdowns and inventory adjustments by customers. In general, the overall demand for MTL Petrolink Corp.'s service is driven by the amount of oil imported into the United States on long-haul vessels.

     The Company also charters in and charters out the car carrier MARINE RELIANCE, retaining a small profit between the charters. Results of operations of this vessel are included in the Ship Management business segment.

     Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. Government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance, and other ship operating activities. Including vessels managed for its Transportation Services for Energy and Chemicals segment, MTC manages one of the largest U.S.-based fleets. External management contracts range in length from one to five years. Ship management fees from outside customers are the primary component of other operating revenues. There are a large number of competitors in the ship management business, and many international ship management companies which are larger than MTC, however, internationally-owned companies cannot perform ship management services for Jones Act vessels. Management fees, quality of service, and experience with particular vessel types are the significant forms of competition for ship management services.

MEASUREMENT OF SEGMENT PROFITABILITY AND SEGMENT ASSETS

     The Company evaluates the performance of each of its vessels engaged in the Transportation of Energy and Chemicals segment based on the cash contribution of each vessel in its specific trade. This contribution is determined by subtracting voyage and vessel operating costs (other than depreciation and amortization) from voyage revenues. For voyages in process at the measurement date, the percentage of completion accounting method is used. All of the Company's owned vessels are included in this business segment. For managed vessels participating in this business segment, the management fee and commercial management fee, if any, determine their total cash contribution.

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

     MTC considers Ship Management to be a core competence for a major ship owner. However, because the business segments are managed separately within the Company, and are marketed separately to the Company's potential customers, they are presented separately herein.

     See Note 15 -- Financial Information Relating to Segments of the Notes to Consolidated Financial Statements for more information concerning industry segments.

CONTRACTUAL RELATIONSHIPS

     With the exception of four vessels operating on the spot market for petroleum products and PL-480 grain movements, and the vessels operated by the Company for the Maritime Administration, all of the vessels are employed on either (a) year to year contracts or vessel operating agreements which renew annually unless terminated by MTC's customer, or (b) charters or contracts of affreightment or vessel operating agreements having terms longer than one year. The termination of any significant contract, charter or operating agreement could have a material impact on the Company.

     The management contracts between MTC and the Maritime Administration expired in June 1998, but have been extended for the convenience of the government until new contract awards are made on the basis of a competitive bidding. This process is expected to be completed by June 2000. MTC cannot predict the extent to which it will be successful in renewing its contracts to manage vessels for the Maritime Administration. Net fees derived from these contracts accounted for 9% of consolidated revenues for the year ended December 31, 1999.

REGULATION AND ENVIRONMENTAL IMPACT

     The Company and its vessel operations are subject to numerous U.S. and international regulations impacting the manner in which vessels are constructed, operated, and maintained, as well as the operation of the Company, and its potential liability arising from accidents which result in oil pollution. In particular, the Oil Pollution Act of 1990 ("OPA 90") provides, among other things, for the (a) phase-in of the exclusive use of double-hulled tankers in petroleum trades in United States waters; and (b) potentially unlimited liability of owners, operators and bareboat charterers for certain oil spills and other accidents in the U.S. and in U.S. waters.

     OPA 90 applies to a number of MTC vessels. The MARINE CHEMIST must be refitted with a double hull (at an estimated cost of $15-20 million) or be remeasured by November 2000 in order to be eligible to continue carrying petroleum products. Remeasurement would have the effect of reducing the vessel's cubic cargo capacity by approximately 15 percent. The Company's vessels COURIER, PATRIOT, ROVER and MARINE COLUMBIA will no longer be able to carry petroleum products in the U.S. under OPA 90 in 2003, 2003, 2004 and 2006, respectively. The vessels MORMACSUN, MORMACSKY and MORMACSTAR, which are bareboat chartered in by the Company until the end of their OPA lives, can no longer carry petroleum products in the U.S. after 2003.

OFFICE AND EMPLOYEES

     MTC's offices are located at 1200 Harbor Boulevard, Weehawken, New Jersey, 07087-0901. The Company leases approximately 16,500 square feet of space at this location under a lease, which expires in 2004.

     The Company employs approximately 160 people ashore and has approximately 800 positions, or berths, filled on its vessels when all are engaged in operation. Generally, each berth on a vessel requires full employment of at least two people during a twelve-month period. Most of the positions filled on the Company's vessels are covered by multi-year maritime union contracts. The labor contracts for most of the Company's licensed vessel officers expire in the year 2000.

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

     As of August 15, 1999, the Company and/or its subsidiary Marine Transport Lines, Inc. ("MTL" and together with MTC and a number of present or former affiliates or subsidiaries of MTC or MTL, the "Companies") have been named as defendants in approximately 8,900 personal injury lawsuits filed in: (a) federal courts in Ohio (approximately 8,827 cases), Michigan (approximately 97 cases), and the U.S. Virgin Islands (approximately 39 cases); and (b) state courts in Texas (approximately 6 cases), Washington (approximately 4 cases), Virginia (approximately 3 cases) and Louisiana (1 case). The cases have been filed on behalf of current, retired or deceased seamen who allege that they suffered unspecified asbestos-related injuries or diseases as a result of occupational exposure to fibers emitted from asbestos-containing products in the course of employment aboard vessels owned or operated by the Companies and other vessel owners. Damages are sought in unspecified amounts in most cases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Marine Transport Corporation's common stock is traded on the Nasdaq Stock Market under the symbol MTLX. As of March 15, 2000, the number of shareholders of Marine Transport Corporation stock was approximately 2,298. The Company's historical stock prices should be analyzed carefully in the context of the Acquisition and the Distribution, which are more fully described earlier in this report.

     The high and low sales prices of the common stock, as reported by the Nasdaq Stock Market (New York Stock Exchange prior to Distribution) were as follows:

                                                        1ST           2ND           3RD           4TH
                                                        ----          ----          ----          ----
1999 Quarter
  High................................................     3 5/16        4 3/8         4             3 3/8
  Low.................................................     2 1/8         2 11/16       2 5/8         2 1/8
1998 Quarter
  High................................................    98 3/4       108 1/8         4             2 15/16
  Low.................................................    81 7/8         3 3/4      1 23/32          1 5/8

     In June 1998 the Company completed the Acquisition and the Distribution, effecting a separation of the Company, and completed a 1 for 10 reverse stock split. The above prices give effect to the reverse split on a retroactive basis.

     Payment of dividends is restricted by the terms of the Company's long term debt agreements.

ITEM 6.  SELECTED FINANCIAL DATA

     Comparisons of Selected Financial Data for the periods presented should be made with consideration of the Acquisition and the Distribution. See Notes to the Consolidated Financial Statements. For pro forma information giving effect to the Acquisition and the Distribution see Note 2 to the Consolidated Financial Statements. The Selected Financial Data should be read in conjunction with the historical Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Result of Operations, appearing elsewhere in this report.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
Revenues:
  Voyage revenues...............................  $135,513   $173,118   $224,413   $225,578   $232,589
  Other operating revenues......................    20,916     11,660      7,127      7,044      7,520
                                                  --------   --------   --------   --------   --------
                                                   156,429    184,778    231,540    232,622    240,109
                                                  --------   --------   --------   --------   --------
Operating expenses:
  Vessel and voyage.............................   124,956    151,930    174,363    167,259    212,963
  Depreciation and amortization.................    13,434     22,407     28,944     30,448     34,734
  General and administrative....................    14,301     16,396     23,998     16,438     15,303
  Provision for losses:
    Impaired value of vessels...................        --         --         --         --      8,707
    Lease obligation............................        --         --         --         --      6,687
                                                  --------   --------   --------   --------   --------
                                                   152,691    190,733    227,305    214,145    278,394
                                                  --------   --------   --------   --------   --------
Operating income (loss).........................     3,738     (5,955)     4,235     18,477    (38,285)
                                                  --------   --------   --------   --------   --------
Other income (expense):
  Net gain on disposal of assets................        18        538        870     11,153      5,480
  Interest expense..............................    (2,762)    (8,378)   (12,249)   (26,462)   (26,708)
  Interest income...............................     1,492      4,529      3,257      2,810      2,076
  Equity in income of unconsolidated joint
    ventures....................................        --      2,353        737      2,482      5,528
  Other -- net..................................        --         --         --         --      1,040
                                                  --------   --------   --------   --------   --------
  Net other expenses............................    (1,252)      (958)    (7,385)   (10,017)   (12,584)
                                                  --------   --------   --------   --------   --------
Income (loss) before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principle..........................     2,486     (6,913)    (3,150)     8,460    (50,869)
(Provision) benefit for income taxes............      (862)    39,985        180     (2,271)    18,973
                                                  --------   --------   --------   --------   --------
Income (loss) before extraordinary loss and
  cumulative effect of changes in accounting
  principle.....................................     1,624     33,072     (2,970)     6,189    (31,896)
Extraordinary loss, net of income tax benefit of
  $1,493........................................        --         --         --     (2,772)        --
Cumulative effect of change in accounting
  principle -- net of income tax expense of
  $7,429........................................        --         --     13,797         --         --
                                                  --------   --------   --------   --------   --------
Net income (loss)...............................  $  1,624   $ 33,072   $ 10,827   $  3,417   $(31,896)
                                                  ========   ========   ========   ========   ========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle...................................  $    .26   $   6.31   $  (0.69)  $   1.85   $ (10.37)
                                                  ========   ========   ========   ========   ========
  Net income (loss).............................  $    .26   $   6.31   $   2.52   $   1.02   $ (10.37)
                                                  ========   ========   ========   ========   ========
Diluted earnings (loss), per common share:
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle...................................  $    .26   $   6.31   $  (0.69)  $   1.83   $ (10.37)
                                                  ========   ========   ========   ========   ========
  Net income (loss).............................  $    .26   $   6.31   $   2.52   $   1.01   $ (10.37)
                                                  ========   ========   ========   ========   ========
Weighted average shares outstanding.............     6,205      5,244      4,291      3,344      3,075
                                                  ========   ========   ========   ========   ========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
Other Financial Data:
Cash flows provided (used) by:
  Operating activities......................  $ 14,204   $ 15,529   $  8,279   $ (5,721)  $ (4,601)
  Investing activities......................    (6,487)   (71,455)    49,343     31,989     (9,959)
  Financing activities......................   (10,785)    31,915    (73,762)   (10,960)    15,332
Balance Sheet Data:
  Cash and cash equivalents.................  $  4,658   $  8,652   $ 32,489   $ 47,877   $ 32,569
  Marketable securities and cash held in
     capital construction fund..............     4,125      4,069     10,969     10,283      9,765
  Vessel and other property -- net..........    53,286     38,778    314,193    341,309    368,441
  Construction in progress..................        --         --     56,032     10,754         --
  Investments in, and advances to joint
     ventures...............................        --         --     28,155     59,322     84,915
  Total assets..............................   121,865    106,470    518,587    552,282    565,486
  Total debt................................    46,213     27,145    162,916    237,148    283,866
  Total stockholders' equity................    17,444     15,969    221,023    207,578    145,415

FORWARD-LOOKING STATEMENTS

     The information below and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. The Company does not normally publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management's discussion and analysis of Marine Transport Corporation's financial condition and results of operations should be read in connection with the Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as the Form S-1 filed on May 15, 1998 which fully describes the Acquisition and Distribution, and the documents incorporated by reference thereto. Users of these financial statements should be aware that results of operations subsequent to the Acquisition and Distribution on June 17, 1998 will differ significantly from the historical results of operations because of the changes in the Company which occurred as a result of the Acquisition and the Distribution.

OVERVIEW

     The Company's vessels may operate on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses. This means that the revenues generated by a bareboat charter are likely to be lower than those generated by a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo being carried. The revenue is offset by expenses charged to the shipowner's account. The length of a voyage charter is one voyage. Voyage charter revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

     Vessel expenses include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, insurance and communications. These expenses vary depending on the fleet size, utilization levels for certain expenses and requirements prescribed by laws, charterers or Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

     The Company processes most of the transactions required for operation of the vessels it manages for other owners, including those related to crew payroll and transportation, repairs and maintenance, spare parts, drydocking and overhauls, communications, and insurance. MTC is administratively staffed to perform these functions for its large fleet of managed vessels; however, only the management fee is included in revenues for these vessels, not the actual revenue earned by commercial operation of these vessels by their third party owners.

SIGNIFICANT ADJUSTMENTS RELATED TO DISTRIBUTION AND CHANGE IN ACCOUNTING
PRINCIPLE

     Net income for the year ended December 31, 1999 was $1.6 million compared to $33.1 million for the year ended December 31, 1998. Included in the 1998 income is a benefit of $39.9 million for Federal income taxes. In connection with the Distribution, the subsidiary holding the Company's international business became a decontrolled corporation for income tax purposes and deferred income taxes, which had previously been recorded, were reversed. Similar adjustments are not expected to occur in the future. Included in the 1997 net income is $13.8 million, net of income taxes, from the cumulative effect of a change in accounting principle.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Voyage revenues in 1999 decreased compared to 1998 because revenues and the results of operations of the Company's international businesses are no longer included in the Company's financial statements for periods after the Distribution. On a pro-forma basis, assuming the Distribution and Acquisition occurred on January 1, 1998, revenues would have increased by $29.5 million (23%), primarily resulting from operation of three product tankers which were placed in service in the third quarter of 1998 and the acquisition of two chemical parcel tankers from General Electric Credit Corporation of Georgia which were placed in service in the 3rd quarter of 1999.

     Other operating revenues for all periods presented primarily represent revenues from ship management services. The increases in ship management revenues for 1999 are attributable to the Acquisition.

     Vessel and voyage operating expenses decreased primarily as a result of the separation of the international businesses from the Company in June 1998. The decrease in expense was partially offset by the addition of the two vessels purchased from General Electric Credit Corporation of Georgia to the Marine Transport Corporation fleet, and the costs associated with taking over the operation of those vessels.

     Operating lease expenses included in vessel and voyage operating expenses decreased in 1999 compared to 1998 because of chartered vessels which were part of the international business distributed to shareholders in connection with the Distribution. This decrease was partially offset by chartering two chemical parcel vessels in 1999 to satisfy increasing demand from the Company's chemical parcel customers.

     The operating income of $3.7 million for the year ended December 31, 1999 compared to an operating loss of $6.0 million for the year ended December 31, 1998 was a result of several factors: the operation of three product tankers in domestic and international oil products and PL-480 grain movements (these three vessels were not in service for most of the year 1998); increasing demand in the chemical parcel market and the operating income generated by cargo movements in chartered in vessels; and operating losses on international tankers which were part of the Distribution.

     The significant decrease in interest expense results from lower borrowings by the Company (mostly arising from the transfer to OMI Corporation of certain long-term debt existing at the time of the Distribution) as well as lower interest rates for current periods. In October 1998, the Company fixed interest rates on $19.9 million of floating rate long-term debt for three years through an interest rate swap (see Item 7A and Notes to the Consolidated Financial Statements). In September 1998, the Company assumed approximately $22 million of Title XI debt as partial consideration for purchasing the two vessels from General Electric Credit Corporation of Georgia.

     Equity in income of affiliates in 1998 primarily represents investments the Company had in vessels used in international trade, which were subject to the Distribution.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Voyage revenues decreased substantially in 1998 compared to 1997 primarily as a result of the exclusion of the revenues and the results of operations of the Company's international businesses for periods after the Distribution. On a pro-forma basis, assuming the Distribution and Acquisition occurred on January 1, 1997, revenues increased $7 million, primarily resulting from operation of three product tankers which were placed in service in the third quarter of 1998; these vessels were idle for most of 1997.

     Other operating revenues for all periods presented primarily represent revenues from ship management services, with the increases for 1998 attributable to the Acquisition.

     Vessel and voyage operating expenses decreased primarily as a result of the impact of the Distribution (international businesses that were separated from the Company in June 1998). This decrease in expense was partially offset by the addition of vessels from Marine Transport Lines, Inc., and the costs of activating three vessels that had been in extended lay-up periods.

     Operating lease expenses included in vessel and voyage operating expenses increased because of the Company's decision to charter in four Suezmax tankers during 1998. These chartered vessels were part of the international business distributed to shareholders with the Distribution.

     The operating loss of $6 million for the year ended December 31, 1998 resulted from several factors: the decrease in market charter rates for the Company's previously-held international Suezmax and Product Tanker fleets; increased depreciation and amortization charges in connection with the Acquisition for periods after the Acquisition; and, general and administrative expense incurred in concluding the Acquisition and the Distribution. The actual charges for depreciation and amortization and general and administrative expense were lower in 1998 than 1997 due to the Distribution.

     The significant decrease in interest expense results from lower borrowings by the Company (mostly arising from the transfer to OMI Corporation of long-term debt with the Distribution) as well as lower interest rates for current periods. In October 1998, the Company fixed interest rates on $19.9 million of floating rate long-term debt for three years through an interest rate swap (see Item 7A and Notes to the Consolidated Financial Statements).

     Equity in income of affiliates primarily represents investments the Company had in vessels used in international trade, which were parts of the Distribution.

BENEFIT (PROVISION) FOR INCOME TAXES

     The income tax benefit for the year ended December 31,1998 represents principally the reversal of deferred taxes at the Distribution date for the Company's foreign subsidiaries which became decontrolled corporations though the Distribution; income taxes are no longer payable on the deferred taxable income of those companies and the deferred taxes were reversed.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances of $4.6 million as of December 31, 1999 include cash of $3 million drawn from the Company's revolving credit lines. Concurrent with the Acquisition and the Distribution the Company: (a) restructured its loan agreement between Marine Transport Lines, Inc. and a commercial bank; and (b) arranged a new loan agreement between MTC and the same commercial bank. At December 31, 1999, the Company had total borrowings under these agreements of $18.6 million, including $3 million drawn under its revolving credit lines. Other forms of cash not available for operations or investment by the Company include approximately $4 million included in the Marketable Securities and Cash held in Company's Capital Construction Fund (before applicable income taxes payable on amounts withdrawn from their current use), which has been pledged as security for the Title XI debt assumed to conclude the Acquisition of SMT Chemical Explorer and SMT Chemical Trader. Under certain circumstances, the cash so pledged may be used to reduce the outstanding principal amount of that debt.

     On January 27, 2000 MTC monetized approximately $48 million of future charter earnings on the vessel MARINE COLUMBIA, which was sold and leased back in January 1997. Of the amount monetized, approximately $23 million was used to refinance certain indebtedness associated with the vessel, $1 million was used to settle a claim against the Company and approximately $24 million was made available to the Company for investment and other corporate purposes. The Company used some of the approximately $24 million to retire, at a discount, $5.9 million of 12 percent debt; retire $1 million of its bank debt; fully repay its credit lines and pledge $4 million to secure its bank debt. As of March 15, 2000, the Company had cash of approximately $18 million available for operations and investment and for other corporate purposes, as well as $3 million in available credit lines.

     The Company's existing cash balances, as well the cash received in connection with the MARINE COLUMBIA and cash flows from operating activities are expected to be sufficient to meet the Company's normal operating requirements, including scheduled payments of long-term debt.

AGREEMENTS

     As part of the Distribution, the Company is party to certain agreements with New OMI. Certain provisions of these agreements are summarized in the Notes to the Consolidated Financial Statements included herein. These agreements are included in the Company's Form S-1 dated May 15, 1998.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenditures and corporate overhead.

YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or software systems on the ships. The total cost of the implementation exceeds $.6 million and includes hardware and software upgrades, which may have been made without regard to Year 2000 problems. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     All of the Company's revenues, and most of its expenses, are denominated in U.S. dollars. As a leveraged company, MTC is subject to interest rate risks. The Company uses interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. At December 31, 1999, the Company was party to an interest rate swap, with a notional amount of $16.8 million, which fixed the base LIBOR rate on the Company's term loans at 4.75 percent for a three-year period ending December 17, 2001. See Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              PAGE
                                                              -----
Reports of Independent Auditors.............................  15-16
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     17
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     18
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............     19
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     20
Notes to Consolidated Financial Statements..................  21-36

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Marine Transport Corporation

     We have audited the accompanying consolidated balance sheets of Marine Transport Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Transport Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG, LLP

New York, New York
February 24, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Marine Transport Corporation (formerly OMI Corp.):

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Marine Transport Corporation (formerly OMI Corp.) and its subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the companies' operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

     As disclosed in Note 3 to the consolidated financial statements, effective January 1, 1997 the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method.

DELOITTE & TOUCHE, LLP
New York, New York
March 9, 1998

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents:
     Unrestricted...........................................  $  4,658    $  7,726
     Restricted.............................................        --         926
  Receivables:
     Trade receivables, net of allowances of $165 in 1999
      and $509 in 1998......................................    18,723      12,227
     Other..................................................     1,163         747
  Income taxes receivable...................................        --         643
  Prepaid expenses and other current assets.................     4,482       6,571
  Vessel held for sale......................................        --         100
                                                              --------    --------
Total current assets........................................    29,026      28,940
                                                              --------    --------
Marketable securities and cash held in capital construction
  fund......................................................     4,125       4,069
Vessels and other property:
  Vessels...................................................   127,690     104,528
  Other property............................................     1,094       1,953
                                                              --------    --------
          Total vessels and other property..................   128,784     106,481
  Less: accumulated depreciation............................    75,498      67,703
                                                              --------    --------
          Net vessels and other property....................    53,286      38,778
Vessel drydocking costs.....................................     8,643       7,429
Note receivable.............................................     9,000       9,000
Deferred charges and other assets...........................     6,769       6,602
Goodwill....................................................    11,016      11,652
                                                              --------    --------
          Total assets......................................  $121,865    $106,470
                                                              ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,824    $ 16,011
  Other accrued liabilities.................................     1,971       1,685
  Accrued income tax........................................        94          --
  Current portion of long-term debt.........................     5,999       3,034
                                                              --------    --------
Total current liabilities...................................    24,888      20,730
Advance time charter revenues and other liabilities.........       675       1,500
Long-term debt..............................................    40,214      24,111
Deferred gain on sale of vessels............................    17,790      21,258
Deferred income taxes.......................................    20,854      22,902
                                                              --------    --------
          Total liabilities.................................   104,421      90,501
                                                              --------    --------
SHAREHOLDERS' EQUITY
Common stock, $0.50 par value; 15,000,000 shares authorized;
  shares issued; 1999 -- 6,555,368, 1998 -- 6,555,368;......     3,277       3,277
Capital surplus.............................................    25,461      25,461
Retained deficit............................................   (10,372)    (11,996)
Accumulated other comprehensive loss........................      (200)        (51)
Treasury stock at cost; 350,000 shares......................      (722)       (722)
                                                              --------    --------
Total shareholders' equity..................................    17,444      15,969
                                                              --------    --------
          Total liabilities and shareholders' equity........  $121,865    $106,470
                                                              ========    ========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues:
  Voyage revenues..........................................  $135,513    $173,118    $224,413
  Other operating revenues.................................    20,916      11,660       7,127
                                                             --------    --------    --------
          Total operating revenues.........................   156,429     184,778     231,540
                                                             --------    --------    --------
Operating expenses:
  Vessel and voyage........................................   124,956     151,930     174,363
  Depreciation and amortization............................    13,434      22,407      28,944
  General and administrative...............................    14,301      16,396      23,998
                                                             --------    --------    --------
          Total operating expenses.........................   152,691     190,733     227,305
                                                             --------    --------    --------
Operating income (loss)....................................     3,738      (5,955)      4,235
Other income (expense):
  Net gain on disposal of assets...........................        18         538         870
  Interest expense.........................................    (2,762)     (8,378)    (12,249)
  Interest income..........................................     1,492       4,529       3,257
  Equity in income of unconsolidated joint ventures........        --       2,353         737
                                                             --------    --------    --------
  Net other expense........................................    (1,252)       (958)     (7,385)
                                                             --------    --------    --------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle...........................     2,486      (6,913)     (3,150)
(Provision) benefit for income taxes.......................      (862)     39,985         180
                                                             --------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle.....................................     1,624      33,072      (2,970)
Cumulative effect of change in accounting principle -- net
  of income tax expense of $7,429..........................        --          --      13,797
                                                             --------    --------    --------
          Net income.......................................  $  1,624    $ 33,072    $ 10,827
                                                             ========    ========    ========
Basic income per common share:
  Income (loss) before cumulative effect of change in
     accounting principle..................................  $    .26    $   6.31    $  (0.69)
  Cumulative effect of change in accounting principle, net
     of income tax provision...............................        --          --        3.21
                                                             --------    --------    --------
          Net income.......................................  $    .26    $   6.31    $   2.52
                                                             ========    ========    ========
Diluted income per common share:
  Income (loss) before cumulative effect of change in
     accounting principle..................................  $    .26    $   6.31    $  (0.69)
  Cumulative effect of change in accounting principle, net
     of income tax provision...............................        --          --        3.21
                                                             --------    --------    --------
          Net income.......................................  $    .26    $   6.31    $   2.52
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                  COMMON STOCK                  RETAINED        OTHER           OTHER
                               ------------------    CAPITAL    EARNINGS    COMPREHENSIVE   COMPREHENSIVE   RESTRICTED   TREASURY
                               SHARES(1)   AMOUNT    SURPLUS    (DEFICIT)   INCOME (LOSS)   INCOME (LOSS)     STOCK       STOCK
                               ---------   ------   ---------   ---------   -------------   -------------   ----------   --------
Balance as of January 1,
  1997.......................    4,269     $2,135   $ 203,462   $ (1,848)      $ 4,868                       $(1,039)        --
Comprehensive income:
  Net income.................                                     10,827                       $10,827
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........                                                       22              22
                                                                                               -------
  Comprehensive income.......                                                                  $10,849
                                                                                               =======
Retirement of partner's
  equity interest in joint
  venture....................                             777
Retirement of minority
  stockholders' equity
  interest in subsidiary.....                            (549)
Exercise of stock option and
  stock appreciation
  rights.....................       33         17       1,979
Issuance of restricted stock
  awards.....................        5          2         436                                                   (438)
Amortization of unearned
  compensation...............                                                                                    372
                                 -----     ------   ---------   --------       -------                       -------      -----
Balance at December 31,
  1997.......................    4,307     $2,154   $ 206,105   $  8,979       $ 4,890                       $(1,105)        --
Comprehensive income:
  Net income.................                                     33,072                       $33,072
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $(12).........                                                      (29)            (29)
                                                                                               -------
  Comprehensive income.......                                                                  $33,043
                                                                                               =======
Exercise of stock options....        5          2         210
Retirement of minority
  stockholders' equity
  interest in subsidiary.....                            (681)
Amortization of unearned
  compensation...............                                                                                  1,105
Issuance of common stock.....    2,243      1,121      10,779
Spin-off of foreign
  subsidiaries...............                        (190,952)   (54,047)       (4,912)
Purchase of treasury stock...                                                                                              (722)
                                 -----     ------   ---------   --------       -------                       -------      -----
Balance at December 31,
  1998.......................    6,555     $3,277   $  25,461   $(11,996)      $   (51)                      $    --      $(722)
Comprehensive income:
  Net income.................                                      1,624                       $ 1,624
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........                                                     (149)           (149)
                                                                                               -------
  Comprehensive income.......                                                                  $ 1,475
                                 -----     ------   ---------   --------       -------         =======       -------      -----
Balance at December 31,
  1999.......................    6,555     $3,277   $  25,461   $(10,372)      $  (200)                      $    --      $(722)
                                 =====     ======   =========   ========       =======                       =======      =====


                                 TOTAL
                               ---------
Balance as of January 1,
  1997.......................  $ 207,578
Comprehensive income:
  Net income.................     10,827
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........         22
  Comprehensive income.......
Retirement of partner's
  equity interest in joint
  venture....................        777
Retirement of minority
  stockholders' equity
  interest in subsidiary.....       (549)
Exercise of stock option and
  stock appreciation
  rights.....................      1,996
Issuance of restricted stock
  awards.....................         --
Amortization of unearned
  compensation...............        372
                               ---------
Balance at December 31,
  1997.......................  $ 221,023
Comprehensive income:
  Net income.................     33,072
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $(12).........        (29)
  Comprehensive income.......
Exercise of stock options....        212
Retirement of minority
  stockholders' equity
  interest in subsidiary.....       (681)
Amortization of unearned
  compensation...............      1,105
Issuance of common stock.....     11,900
Spin-off of foreign
  subsidiaries...............   (249,911)
Purchase of treasury stock...       (722)
                               ---------
Balance at December 31,
  1998.......................  $  15,969
Comprehensive income:
  Net income.................      1,624
  Net unrealized gain (loss)
    on securities, net of tax
    benefit of $39...........       (149)
  Comprehensive income.......
                               ---------
Balance at December 31,
  1999.......................  $  17,444
                               =========

---------------
(1) Restated to give retroactive effect to 1 for 10 reverse stock split.

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              --------    --------    ---------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income..................................................  $  1,624    $ 33,072    $  10,827
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of change in method of accounting, net
    of income tax provision.................................        --          --      (13,797)
  Depreciation and amortization.............................    22,378      34,976       28,944
  Amortization of unearned compensation.....................        --       1,052          372
  (Decrease) in doubtful accounts...........................        --        (286)        (152)
  Deferred income taxes.....................................    (2,011)    (39,625)      (6,984)
  (Gain) loss on sale or disposal of vessels and other
    property................................................        --         522         (870)
  Amortization of deferred gain on sale of vessels..........    (3,468)     (1,426)      (4,377)
  Equity in operations of joint ventures in excess of
    dividends received......................................        --      (1,783)          (2)
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable.......................    (6,262)     (3,045)      (5,596)
    Decrease (increase) in prepaid expenses and other
      current assets........................................     2,045      (1,607)      (1,624)
    (Decrease) in advance time charter revenues and other
      liabilities...........................................      (856)     (2,442)      (1,311)
    Other assets and liabilities -- net.....................      (439)        114          222
    (Decrease) increase in accounts payable.................       813       2,052        2,777
    (Decrease) increase in accrued expenses.................       286     (10,091)          --
    (Decrease) increase in income taxes payable.............        94       4,046           --
    Advances (from) to joint ventures -- net................        --          --         (150)
                                                              --------    --------    ---------
Net cash provided by operating activities...................    14,204      15,529        8,279
                                                              --------    --------    ---------
CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels, other property and drydocking costs...    (6,982)    (68,976)     (58,470)
Proceeds and interest received and reinvested in capital
  construction fund.........................................      (205)       (352)        (661)
Net proceeds from sale of vessels...........................       700         850       78,972
Purchase of treasury stock..................................        --        (722)          --
Cash distributed to UBC.....................................        --     (12,601)          --
Cash acquired in retirement of partner's equity interests in
  joint venture.............................................        --       4,855       32,301
Cash acquired with acquisition of MTL.......................        --       8,091           --
Payments for the retirement of minority stockholder's
  interest..................................................        --      (2,600)      (2,456)
Other.......................................................        --          --         (343)
                                                              --------    --------    ---------
Net cash provided (used) by investing activities............    (6,487)    (71,455)      49,343
                                                              --------    --------    ---------
CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from long-term debt................................     1,200      83,007      114,090
Payment of long-term debt...................................    (3,502)    (45,775)    (188,322)
Payments for debt issue costs...............................        --          --         (774)
Vessel lease payments.......................................    (9,409)     (5,869)          --
Proceeds from the issuance of common stock..................        --          --        1,996
Decrease in other assets....................................        --         726           --
Increase in restricted cash.................................       926        (174)        (752)
                                                              --------    --------    ---------
Net cash provided (used) by financing activities............   (10,785)     31,915      (73,762)
                                                              --------    --------    ---------
(Decrease) in unrestricted cash and cash equivalents........    (3,068)    (24,011)     (16,140)
Unrestricted cash and cash equivalents at beginning of
  year......................................................     7,726      31,737       47,877
                                                              --------    --------    ---------
Unrestricted cash and cash equivalents at end of year.......  $  4,658    $  7,726    $  31,737
                                                              ========    ========    =========

                See notes to consolidated financial statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Marine Transport Corporation ("MTC" or the "Company"), formerly OMI Corp., is a U.S.-based company that owns and charters a fleet of ocean-going vessels which it operates in domestic and international markets. The Company also manages vessels for other ship owners.

     On June 17, 1998 the Company distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of its wholly-owned subsidiary Universal Bulk Carriers, Inc. ("UBC"). UBC operated the Company's former foreign-flagged shipping businesses, and continues to operate those businesses as OMI Corporation ("New OMI") under the Company's previous management. A condensed summary of UBC's unaudited results of operations for the year ended December 31, 1997 and for the period from January 1, 1998 through June 17, 1998 and a condensed summary of the assets and liabilities of UBC at June 17, 1998 and December 31, 1997 are as follows:

                                             FOR THE PERIOD FROM      FOR THE YEARS
                                                 JANUARY 1,               ENDED
                                                1998 THROUGH           DECEMBER 31,
                                                JUNE 17, 1998              1997
                                             -------------------    ------------------
                                                          (IN THOUSANDS)
Results of Operations:
Revenues...................................       $ 71,506               $141,985
Operating income...........................          5,816                 20,178
Net income.................................         44,333                 16,922

                                                  JUNE 17,             DECEMBER 31,
                                                    1998                   1997
                                             -------------------    ------------------
Net Assets:
  Current assets...........................       $ 27,287               $ 49,520
  Vessels and other property -- net........        393,155                343,028
  Investments in and advances to joint
     ventures..............................         29,876                 27,810
  Other non-current assets.................         11,122                  8,587
  Goodwill.................................         16,966                 11,763
                                                  --------               --------
  Total assets.............................        478,406                440,708
Less:
  Current liabilities......................         77,001                 21,062
  Long-term debt...........................        143,879                 48,424
  Other non-current liabilities............          2,992                 87,664
                                                  --------               --------
Total liabilities..........................        223,872                157,150
                                                  --------               --------
Shareholder's and partners equity..........       $254,534               $283,558
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

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

2.  ACQUISITION AND DISTRIBUTION

     As consideration for the Acquisition of MTL described above, the Company issued approximately 2,243,000 shares (as adjusted for a one-for-ten reverse stock split) in exchange for all of the outstanding shares of MTL. The Acquisition was valued at approximately $11,886,000 representing the Company's estimate of the fair value of MTL at the date the transaction was completed plus the fair value of additional shares issued as a purchase price adjustment for working capital amounts in excess of pre-established levels per the Acquisition Agreement. The Acquisition has been accounted for as a purchase.

     The unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition and Distribution as of January 1, 1997 are as follows (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
Revenues...............................................   $126,942      $119,862
Vessel and voyage expense..............................    120,528       119,502
General and administrative expense.....................     16,073        18,136
Loss before other income (expense), income taxes, and
  cumulative effect of change in accounting
  principle............................................     (9,659)      (17,776)
Loss before cumulative effect of change in accounting
  principle............................................     (8,564)      (13,172)
Net loss...............................................   $ (8,564)     $ (9,437)
Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting
  principle............................................   $  (1.63)     $  (3.07)
Net loss...............................................   $  (1.63)     $  (2.20)

     As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

     Distribution Agreement -- The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related assets and liabilities of OMI Corp. with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the outstanding 10.25 percent senior notes due November 1, 2003 in exchange for a note in the amount of $6.4 million, which was equivalent in value to the principal amount of the senior notes outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of their respective activities after the Distribution.

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

     Acquisition Agreement -- The Acquisition Agreement provides for an adjustment in the purchase price of MTL based on working capital amounts, as defined, as of the date of the closing as compared to certain pre-

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES established levels. In December 1998, MTC issued approximately 312,000 additional shares of its common stock to former MTL shareholders pursuant to this provision.

     On March 9, 1998, the Company paid $2,600,000 to acquire the remaining 9.29 percent interest in MTL Petrolink Corp. ("Petrolink", formerly OMI Petrolink Corporation) to make it a wholly-owned subsidiary.

3.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Marine Transport Corporation and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in subsidiaries and partnerships for which the Company owned more than 20 percent but less than a majority interest are accounted for using the equity method.

RECLASSIFICATIONS OF PRIOR YEAR FINANCIAL STATEMENTS

     Certain prior year balances have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS

     The Company considers all highly-liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash represents cash advanced to the Company by certain customers under agreements, which restrict the use of such cash.

MARKETABLE SECURITIES AND CASH HELD IN CAPITAL CONSTRUCTION FUND

     Marketable securities and cash held in the Capital Construction Fund are restricted to provide for the replacement of vessels, additional vessels, or improvement of vessels within strict guidelines established by the U.S. Maritime Administration for use of these funds. All marketable securities are stated at estimated fair value based upon market quotes. Any withdrawals of funds for purposes other than those permitted will result in a taxable event, equivalent to the statutory tax rate (see Note 10). Marketable securities and cash held in capital construction fund were pledged in their entirety as collateral for the debt incurred on September 28, 1999 in connection with the acquisition of vessels (see Note 5).

VESSELS

     Vessels are recorded at cost and depreciated on the straight-line method over their estimated remaining useful lives to their estimated salvage values. The useful lives of the vessels range from 20 to 25 years. Expenditures for maintenance and repairs are expensed. Major expenditures, which are expected to extend useful lives or reduce future operating expenses, are capitalized. Salvage value is based upon a vessel's lightweight tonnage multiplied by an estimated scrap value per ton. Depreciation expense for vessels was $7,917,195 and $6,411,204 at December 31, 1999 and 1998, respectively.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized was $1,721,000 in 1998 and $2,207,000 in 1997. There were no vessels constructed during 1999.

COMPUTERS, FURNITURE, AND LEASEHOLD IMPROVEMENTS

     Computers and furniture are recorded at cost and depreciated on the straight-line method over their estimated useful lives ranging from 5 to 10 years. Depreciation expense for computers and furniture was $197,470 and $696,534 at December 31, 1999 and 1998, respectively. Leasehold improvements are recorded at cost and are amortized on the straight-line method over the shorter of their estimated useful lives or lease

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES term. Amortization expense for leasehold improvements was $51,556 and $7,536 at December 31, 1999 and 1998, respectively.

CHANGE IN METHOD OF ACCOUNTING FOR DRYDOCKING

     Drydocking inspections are required generally every two to three years for insurance and regulatory purposes to demonstrate that a vessel meets standards established by the U.S. Coast Guard and the American Bureau of Shipping. Effective January 1, 1997 the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the deferral method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle. Management believes the deferral method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change as of January 1, 1997 is shown separately in the 1997 consolidated statement of operations and resulted in income of $13,797,000 (net of income tax expense of $7,429,000), or $3.21 per share. The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $11,318,000, decrease total liabilities by $2,479,000 and increase total shareholder's equity by $13,797,000. Under certain regulations and classification requirements, the Company may extend the length between drydockings to a five-year cycle for some vessels. Where this five-year cycle is expected to be implemented, the Company amortizes such drydock expenses over the five-year cycle.

GOODWILL

     Goodwill recognized in the Acquisition of MTL is being amortized over 20 years using the straight-line method. At December 31, 1999 and 1998, goodwill is net of accumulated amortization of $599,000 and $321,000 respectively.

LONG-LIVED ASSETS

     The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, which requires recognition of impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets carrying amount.

REVENUE AND EXPENSE RECOGNITION

     Voyage and charter revenues and expenses are recognized ratably over the duration of the voyages and the lives of the charters. Estimated losses are provided at the time such losses become evident.

STOCK-BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has chosen to continue to account for stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APBO 25").

EARNINGS (LOSS) PER COMMON SHARE

     Basic income (loss) per common share is based on 6,205,000; 5,241,000; and 4,291,000 weighted average number of common shares outstanding during 1999, 1998 and 1997, respectively. Diluted income (loss) per share, which gives effect to the assumed exercise of dilutive stock options using the treasury stock method, is

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES based on 6,239,000; 5,241,000; and 4,291,000 weighted average number of shares during 1999, 1998, and 1997, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted beginning in fiscal 2001. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Prior to the Distribution (see Note 1), the Company had investments in certain shipping joint ventures with ownership interests ranging from 25 percent to 50 percent. A condensed summary of the results of operations of these joint ventures for the year ended December 31, 1997, and for the period from January 1, 1998 through the date of the Distribution, and a condensed summary of the combined assets and liabilities.

                                                     FOR THE PERIOD FROM
                                                       JANUARY 1, 1998        FOR THE YEAR
                                                           THROUGH                ENDED
                                                        JUNE 17, 1998       DECEMBER 31, 1997
                                                     -------------------    -----------------
                                                                  (IN THOUSANDS)
Results of Operations:
Revenues...........................................        $28,893               $41,804
Operating income...................................          4,878                10,762
(Loss) gain on disposal of assets -- net...........             --                (8,765)
Cumulative effect of change in accounting
  principle........................................             --                 1,196
Net income.........................................          3,940                 2,502

     In September 1997, one of the joint ventures sold a vessel to one of its joint venture partners (the majority shareholder) at a loss, of which the Company's proportionate share was $5,244,000.

     In connection with the Acquisition, the Company held a 50 percent interest in Marine Car Carriers, Inc. (M.I.), ("MCCMI") which the Company accounted for under the equity method through November 12, 1998, at which time MCCMI redeemed the common stock from the owners of the other 50 percent for its

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES respective book value (approximately $8,109,000). Equity in the net earnings of MCCMI from June 18, 1998 through November 12, 1998 (the date at which MCCMI became a wholly owned subsidiary of the Company) were approximately $519,000.

5.  DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Term loan................................................  $15,663    $18,740
Title XI debt............................................   21,370         --
Revolving credit facility................................    3,000      1,800
Debt due to New OMI......................................    5,918      6,268
Promissory note due to New OMI...........................      262        337
                                                           -------    -------
Total debt...............................................   46,213     27,145
Less current portion.....................................    5,999      3,034
                                                           -------    -------
Long-term portion........................................  $40,214    $24,111
                                                           =======    =======

     The debt due to New OMI was retired in its entirety on February 7, 2000 with a payment of $5,100,000 to OMI Corporation (see Note 13). Prior to its retirement, the note bore interest at a fixed dollar amount payable semi-annually over the term of the note resulting in an average annual interest rate of 12.71 percent per annum. The other promissory note payable to New OMI bears interest at 8 percent per annum and is payable in semi-annual installments of principal and interest equal to approximately $37,000 through May 1, 2003.

     The term loan and revolving credit facilities of the Company accrue interest at a floating rate based on LIBOR plus a margin determined by certain financial ratios (the spread at December 31, 1999 was 1.75 percent). The Company pays a commitment fee each quarter on the unused and available portion of the revolving credit facilities. At December 31, 1999, all $3 million available under the credit facility was drawn. By February 28, 2000, however, the Company had repaid the entire credit line and the full line was available for use.

     The amount outstanding under the term loan is payable in fourteen quarterly installments through June 18, 2003; the first thirteen installments total $830,814 each; and the final installment totals $5,330,805. The revolving credit facility reduces to $2,000,000 on June 18, 2001 and expires completely on June 18, 2003. On February 4, 2000 the Company prepaid $1 million of the term loan and pledged $4 million of cash as additional security for the term loan.

     The Company uses interest rate swap agreements to manage interest costs and the risk associated with fluctuating interest rates. At December 31, 1999, the Company had outstanding an interest rate swap, with a notional amount of $16,762,808, which fixed the base interest rate on the Company's term loans at
4.75 percent until December 17, 2001.

     On September 28,1999 the vessels SMT CHEMICAL EXPLORER and SMT CHEMICAL TRADER (formerly the FRANCES HAMMER and JULIUS HAMMER, respectively) were acquired by two wholly-owned subsidiaries of the Company. The acquisition price was $21,884,000 which consist of approximately $514,000 in cash and the remaining principal on two loans guaranteed by the United States Department of Transportation Maritime Administration (the "Title XI debt"), which loans were assumed by the Company's subsidiaries. The loans, which have an interest rate of
8.125 percent, are payable in fourteen semi-annual

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES installments, which total $2,385,000 in 2000; $2,719,000 in 2001; $2,962,000 in
2002; $2,938,000 in 2003; $3,348,000 in 2004; $3,823,000 in 2005; and $3,195,000
in 2006. The obligations impose semi-annual declining penalties on any prepayment until September 2005. Occidental Petroleum Corporation, the former guarantor of the Title XI debt, continues to provide a reducing guaranty in favor of the United States of America of up to $6,000,000. The Company guarantees 75 percent of the Title XI debt and 25 percent of the Title XI debt is guaranteed by Stolt-Nielsen Transportation Group Ltd. The Company's Marketable Securities and Cash held in the Capital Construction Fund, which currently totals $4,125,000, has also been pledged as security for the Title XI debt and may, under certain circumstances, be used to reduce the outstanding principal amount of the Title XI debt.

     The Company's debt obligations restrict the Company's ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to use proceeds of vessel sales to reduce debt. In addition, all Company assets (except for the recently acquired SMT CHEMICAL EXPLORER and SMT CHEMICAL TRADER, which are subject to mortgages in favor of the United States of America and Occidental Petroleum Corporation; and certain workboats owned by the Company's wholly-owned subsidiary, MTL Petrolink) are pledged as collateral to secure the borrowings under the term loan and revolving credit facility agreements.

     At December 31, 1999, scheduled debt maturities are as follows (in thousands):

2000.....................................................    $ 5,999
2001.....................................................      6,333
2002.....................................................      7,576
2003.....................................................     15,938
2004.....................................................      3,348
                                                             -------
Total....................................................    $39,194
                                                             =======

     During the years ended December 31, 1999, 1998 and 1997, the Company paid interest of approximately $2,146,000, $8,478,000 and $16,423,000, respectively. At December 31, 1999 and 1998 accrued interest of $676,700 and $153,000, respectively is included in accrued liabilities.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                          1999                    1998
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   VALUES      VALUES      VALUES      VALUES
                                                  --------    --------    --------    --------
Financial assets (liabilities):
Cash and cash equivalents.......................  $  4,658    $  4,658    $  8,652    $  8,652
Capital construction fund.......................  $  4,125    $  4,125    $  4,069    $  4,069
Debt obligations................................  $(46,213)   $(46,213)   $(27,145)   $(26,790)
Unrecognized financial instruments:
Interest rate swaps.............................  $     --    $    482    $     --    $     --

     The fair value of long-term debt obligations is estimated based on the current rates offered to the Company for similar debt of the same remaining maturities. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate swap agreements at the reporting date, taking into account the interest rates and the credit-worthiness of the swap counterparties at that time.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     Securities available-for-sale included in marketable securities and cash held in capital construction fund consist of the following components (in thousands):

                                                                       DECEMBER 31,
                                                     ------------------------------------------------
                                                              1999                      1998
                                                     ----------------------    ----------------------
                                                     CARRYING    UNREALIZED    CARRYING    UNREALIZED
                                                      VALUE         LOSS        VALUE         LOSS
                                                     --------    ----------    --------    ----------
Capital construction fund:
  Cash equivalents.................................   $3,324                    $3,118
  Preferred stocks.................................      801       $(239)          951        $(69)
                                                      ------       -----        ------        ----
Total..............................................   $4,125        (239)       $4,069         (69)
                                                      ======                    ======
Deferred income taxes..............................                   39                        18
                                                                   -----                      ----
Unrealized loss on security -- net.................                $(200)                     $(51)
                                                                   =====                      ====

7.  OTHER MATTERS

                                                              IN THOUSANDS AT
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Prepaid expenses and other assets consist of:
  Insurance.................................................  $3,272    $5,921
  Inventory -- fuel.........................................   1,178       492
  Other.....................................................      32       158
                                                              ------    ------
                                                              $4,482    $6,571
                                                              ======    ======
Deferred charges and other assets consist of:
  Deposits..................................................  $  459    $1,461
  Deferred financing costs..................................   2,868     2,325
  Other.....................................................   3,442     2,816
                                                              ------    ------
                                                              $6,769    $6,602
                                                              ======    ======
Accrued liabilities consist of:
  Interest..................................................  $  677    $  153
  Wages, benefits and payroll taxes.........................     691       576
  Insurance.................................................     410       588
  Other.....................................................     193       368
                                                              ------    ------
                                                              $1,971    $1,685
                                                              ======    ======

8.  DEFERRED GAIN ON SALE AND LEASEBACK

MARINE COLUMBIA

     On January 31, 1997, the Company sold the vessel MARINE COLUMBIA for $40,000,000 in cash and a note receivable of $9,000,000 that bears interest at
8.172 percent and leased it back under a time charter which was scheduled to terminate December 31, 2002. On August 26, 1999, the time charter was terminated and replaced with: (a) a bareboat charter between the owner of the vessel and an affiliate of the Company; (b) a bareboat charter between the affiliate of the Company and a third party; and (c) a time charter between the third party and an affiliate of BP Amoco. The Company has the option to purchase the vessel for $9,500,000 at anytime after the termination or expiration of the time charter with the affiliate of BP Amoco.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

The gain on the sale of $24,700,000 has been deferred and is being credited to income as an adjustment to operating lease expense over the term of the lease.

MARINE CAR CARRIERS INC., (M.I.)

     On June 4, 1997, Marine Car Carriers, Inc. (M.I.) ("MCCMI"), then a fifty percent owned subsidiary of MTL, sold its only vessel, the MARINE RELIANCE, for $18,900,000. Under the terms of the sale agreement, MCCMI had the option to lease back the vessel for a four-year period. MCCMI exercised the option on June 21, 1997. The Company has deferred the $2,690,000 gain on the sale, which is being credited to income over four years.

9.  LEASES

OPERATING LEASES

     Certain vessels are chartered out according to non-cancelable agreements accounted for as operating leases. The future minimum revenues to be received subsequent to December 31, 1999 on the chartered-out vessels are as follows (in thousands):

2000.....................................................    $22,843
2001.....................................................     11,252
2002.....................................................     12,715
2003.....................................................      6,119
2004.....................................................     12,710
Thereafter...............................................     19,556
                                                             -------
                                                             $85,195
                                                             =======

     Certain vessels are chartered in under non-cancelable lease agreements accounted for as operating leases. In addition, the Company leases office facilities under long-term agreements accounted for as operating leases. The future minimum payments to be made subsequent to December 31, 1999 on the chartered-in vessels and office leases are as follows (in thousands):

2000....................................................    $ 43,989
2001....................................................      13,478
2002....................................................      13,161
2003....................................................       6,158
2004....................................................      12,710
Thereafter..............................................      19,556
                                                            --------
                                                            $109,052
                                                            ========

     The office lease also requires the Company to make additional payments based on various escalation clauses relating to increases in maintenance costs or changes in the consumer price index. Charter and rental expense amounted to approximately $46,432,000, $49,793,000 and $58,927,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

10.  INCOME TAXES

     A summary of the components of the (provision) benefit for income taxes on income excluding the cumulative effect in accounting principle is as follows (in thousands):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
Current (provision)...................................  $(2,873)    $(5,550)    $(6,804)
Deferred tax benefit..................................    2,011      45,535       6,984
                                                        -------     -------     -------
Benefit (provision) for income taxes..................  $  (862)    $39,985     $   180
                                                        =======     =======     =======

     The benefit (provision) for income taxes varies from the statutory rates due to the following (in thousands):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1999        1998         1997
                                                          -------    ---------    ---------
(Provision) benefit at statutory rate...................   $(848)     $ 2,420      $ 1,103
Minority interest in (income) loss of subsidiary........      (9)          --          (61)
Equity in income (loss) of unconsolidated joint ventures
  net of dividends declared.............................      --          823       (1,114)
Net deferred tax liability no longer required as a
  result of the Distribution............................      --       38,857           --
Non-qualified capital construction fund withdrawal......      --       (1,851)          --
Other...................................................      (5)        (264)         252
                                                           -----      -------      -------
Benefit (provision) for income taxes....................   $(862)     $39,985      $   180
                                                           =====      =======      =======

     The components of deferred income taxes relate to the tax effects of temporary differences as follows (in thousands):

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax liabilities:
  Difference between book and tax basis in assets...........  $14,844     $17,767
  Marketable securities and cash held in capital
     construction fund......................................    1,444       1,424
  Previously excluded foreign income........................    1,618       1,614
  Vessel drydocking costs...................................    3,025       2,600
                                                              -------     -------
Total deferred tax liability................................   20,931      23,405
                                                              -------     -------
Deferred tax assets:
  Other.....................................................      (77)       (503)
                                                              -------     -------
Total deferred tax assets...................................      (77)       (503)
                                                              -------     -------
Deferred income taxes.......................................  $20,854     $22,902
                                                              =======     =======

     The Distribution in 1998 resulted in payment of Federal income taxes of approximately $3,000,000 on previously excluded foreign ("Subpart F") income and on the distribution of shares to non-U.S. shareholders. The remaining balance of deferred income taxes applicable to foreign operations of approximately $41,000,000 was credited to income in 1998.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

11.  SHAREHOLDERS' EQUITY

     The Company has reserved the right to issue up to 975,000 shares of its common stock for the establishment of stock option, stock appreciation rights and restricted stock plans for employees and outside members of the Company's Board of Directors.

     Accumulated other comprehensive (loss) at December 31, 1999 is $(200,000), which is comprised of a December 31, 1997 opening balance of $4,890,000, a 1999 and 1998 unrealized (loss) on marketable securities of $(149,000) and $(29,000), respectively, and a 1998 cumulative foreign currency translation adjustment of $(4,912,000).

12.  PENSION PLANS

     The Company's Salaried Employees Retirement Income Plan (the "Plan") for salaried employees is a defined contribution plan. The Plan permits employees to contribute a specified percentage of their salary under Section 401(k) of the Internal Revenue Code. In 1997, the Company allowed employees to make contributions up to fifteen percent of their annual salaries with the Company contributing (subject to certain statutory limitations) at least 3 percent of the annual compensation of each employee, whether or not the employee made a contribution. Effective January 1, 1999, the Company continued to allow employees to make contributions up to fifteen percent of their annual salaries with the Company: (a) matching the first three percent of the annual compensation of each employee so contributed (subject to certain statutory limitations); and (b) contributing at least 3 percent (subject to certain statutory limitations) of the annual compensation of each employee, whether or not the employee made a contribution. The Company's minimum annual contribution expense after June 17, 1998 was equal to 3 percent of all individual gross wages not exceeding $160,000. All salaried employees, employed as of close of business on December 31, were eligible for the contribution. The Company's expense for the years ended December 31, 1999, 1998 and 1997 was $324,081, $411,000, and
$528,000, respectively.

     Pursuant to collective bargaining agreements with labor unions representing sea-going personnel, contributions are also made to various defined benefit and defined contribution pension and welfare plans, including some multi-employer plans, in accordance with their terms. Pension expense for all plans covered by collective bargaining agreements for the years ended December 31, 1999, 1998 and 1997 was approximately $269,616, $110,675 and $200,000, respectively.

     The Company also administers a: (a) money purchase defined contribution individual account plan; and (b) 401(K) saving plan for certain deck officers employed aboard certain vessels. The 401(K) plan permits employees to contribute a specified percentage of their salary under Section 401(k) of the Internal Revenue Code but does not require the Company to contribute to this plan.

13.  STOCK OPTION AND RESTRICTED STOCK PLANS

     Prior to June 17, 1998, the Company had five option plans: the 1995 Equity Incentive Plan (the "1995 Plan"), the 1995 Stock Option Plan for Non-Employee Directors, (the "Directors Plan"), the 1990 Equity Incentive Plan (the "1990 Plan"), the 1986 Non-Qualified Option Plan, and the 1984 Incentive Stock Option Plan. The plans were terminated upon the Acquisition and Distribution.

     Following the Acquisition and the Distribution, the OMI Board of Directors, at the request of the Compensation Committee of MTL's former Board of Directors, adopted the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Directors Plan"). As originally adopted, the 1998 Directors Plan authorized the Company automatically to grant options to purchase 7,500 shares of MTC common stock to each eligible non-employee director of MTC. Up to 100,000 shares of MTC common stock were originally reserved for issuance pursuant to the 1998 Directors Plan. On May 4, 1999, the Company amended and restated the 1998 Stock Option Plan for Non-Employee Directors and increased to 150,000 the shares of MTC Common Stock

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES reserved for issuance under the plan. Options granted under the 1998 Directors Plan, as amended, vest on the first anniversary date of the grant of the option.

     Following the Acquisition and the Distribution, the OMI Board of Directors, at the request of the Compensation Committee of MTL's former Board of Directors, adopted the 1998 Incentive Equity Plan. (the "1998 Incentive Plan"). As originally adopted, the 1998 Incentive Plan authorizes the Company to grant to its employees qualified stock options, stock appreciation rights in tandem with such options, and restricted stock or bonuses payable in stock for up to 550,000 shares of MTC common stock. On May 4, 1999, the Company amended and restated the 1998 Incentive Equity Plan and increased to 825,000 the shares of MTC common stock reserved for issuance under the plan. Options granted under the 1998 Incentive Equity Plan, as amended, vest annually in three equal installments from the date of grant.

     On June 18, 1998, the Company awarded options to acquire a total of 52,500 shares under the 1998 Directors Plan at a strike price of $4.61, equal to the average closing price of the Company's common stock for the 10-day trading period commencing on June 18, 1998. Each option permits the non-employee director to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

     On June 18, 1998, the Company awarded options to employees to acquire a total of 285,000 shares under the 1998 Incentive Plan at a strike price of $4.61, equal to the average closing price of the Company's common stock for the 10-day trading period commencing on June 18, 1998. On December 1,1998 the strike price for such options was reduced to $2.50 for all options except for certain options awarded to management executives. Each option permits employees to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

     In 1999, the Company awarded options to employees to acquire a total of 105,000 shares under the 1998 Incentive Plan equal to the fair-market value of the common stock on that day. Each option permits employees to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

     In 1999, the Company awarded options to acquire a total of 60,000 shares under the 1998 Directors Plan equal to the fair-market value of common stock on that day. Each option permits employees to purchase shares of the Company's common stock for a period of up to ten years from the date of grant.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     A summary of the changes in shares under option for all plans is as follows (retroactively restated to reflect the one-for-ten reverse stock split):

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                              NUMBER OF           RANGE OF             OPTION
                                               OPTIONS         OPTIONS PRICES          PRICE
                                              ---------    -----------------------    --------
Outstanding at December 31, 1996............   117,600     $45.00     to   $98.75      $62.30
  Granted...................................         0                 0                    0
  Exercised.................................   (32,500)     45.00     to    98.75       61.50
  Forfeited.................................    (4,000)     63.10     to    98.75       83.00
                                               -------
Outstanding at December 31, 1997............    81,100      45.00     to    98.75       61.60
  Granted...................................   337,500       2.50     to     4.613       3.02
  Exercised.................................    (5,000)     45.00     to    98.75       48.60
  Terminated................................   (76,100)     45.00     to    98.75       61.60
                                               -------
Outstanding at December 31, 1998............   337,500       2.50     to     4.613       3.02
  Granted...................................   165,000       2.875    to     3.50        3.18
  Exercised.................................         0                 0                    0
  Terminated................................    (7,500)              2.50                2.50
                                               -------
Outstanding at December 31, 1999............   495,000       2.50     to     4.613     $ 3.08
                                               =======

     The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1999:

                                STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                           ------------------------------------    ---------------------------
                                         WEIGHTED      WEIGHTED
                                         REMAINING     AVERAGE                     WEIGHTED
                           NUMBER OF    CONTRACTUAL    EXERCISE    NUMBER OF       AVERAGE
RANGE OF EXERCISE PRICES    OPTIONS        LIFE         PRICE       OPTIONS     EXERCISE PRICE
------------------------   ---------    -----------    --------    ---------    --------------
$2.50 to $3.31              408,750     8.80 Years      $2.77        81,263         $2.50
$3.50 to $4.61               86,250     8.49 Years      $4.58        62,813         $4.61
                            -------     ----------      -----       -------         -----
     Total                  495,000     8.74 Years      $3.08       144,075         $3.42

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans have been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123, the Company's net income and net income per share for the years ended December 31, 1999, 1998 and 1997 would have been stated at the pro forma amounts indicated below:

                                                          1999      1998       1997
                                                         ------    -------    -------
Net income
  As reported..........................................  $1,624    $33,072    $10,827
  Pro forma............................................  $1,306    $32,951    $10,547
Basic and diluted income per common share:
  As reported..........................................  $  .26    $  6.31    $  2.52
  Pro forma............................................  $  .21    $  6.29    $  2.46

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     The fair value of these options was estimated at the date of grant using the using the Black-Scholes model with the following assumptions:

                                                              1999      1998      1997
                                                              ----      ----      ----
Expected dividend yield.....................................     0        0         0
Expected stock price volatility.............................    88%     100%       36%
Risk-free interest rate.....................................   5.6%     5.5%      n/a
Expected life of options in years...........................     4        4         5

     The weighted average fair value of options granted during 1999 and 1998 is $2.10 and $2.16 respectfully.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of litigation and arbitration proceedings arising from its operations. Such actions are covered by insurance or, in the opinion of management are of such a nature that the ultimate liability, if any, would not have a material adverse effect on the operations or financial position of the Company.

     In February 1999, the Company paid $1 million in full settlement of an income tax indemnity claim with a subsidiary of a bank (the "Bank") in connection with an earlier transaction between MTL and the Bank. The settlement amount has been reflected in the accompanying consolidated financial statements as an adjustment of the purchase price of MTL, and is included in accrued liabilities at December 31, 1998.

15.  FINANCIAL INFORMATION RELATING TO SEGMENTS

     During the years 1999-1997 the Company operated in three districts operating segments. In connection with the Acquisition and the Distribution, the Company's Foreign operating segment was spun off to its shareholders and operates as an independent entity. The three operating segments are:

     Ship Management ("Management"): Technical management of vessels owned by others, including vessels of the U.S. Maritime Administration ("MARAD").

     Transportation Services for Energy and Chemicals ("Energy and
Chemicals"): Owned and chartered-in U.S.-based vessels operating under time and voyage charters with customers, which are primarily chemical and oil-production companies.

     Foreign owned and chartered in vessels in foreign trades operating short-term and long-term shipping services for third parties.

                                                            ENERGY AND
                                              MANAGEMENT    CHEMICALS     FOREIGN       TOTAL
                                              ----------    ----------    --------    ---------
1999
Total revenues..............................   $19,818      $ 136,611     $     --    $ 156,429
Vessel and voyage expenses..................    (9,342)      (115,614)          --     (124,956)
Depreciation expense........................    (2,594)       (10,840)          --      (13,434)
                                               -------      ---------     --------    ---------
Segment profit..............................   $ 7,882      $  10,157     $     --       18,039
                                               =======      =========     ========
General & administrative expenses...........                                            (14,301)
Interest expense, net.......................                                             (1,270)
Other income................................                                                 18
                                                                                      ---------
Consolidated loss before income taxes.......                                          $   2,486
                                                                                      =========
Total assets................................   $12,653      $  90,171     $     --    $ 102,824
                                               =======      =========     ========    =========
Expenditures on long-lived assets...........   $   442      $   6,540     $     --    $   6,982
                                               =======      =========     ========    =========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                                                            ENERGY AND
                                              MANAGEMENT    CHEMICALS     FOREIGN       TOTAL
                                              ----------    ----------    --------    ---------
1998
Total revenues..............................   $12,722      $ 100,552     $ 71,504    $ 184,778
Vessel and voyage expenses..................    (8,729)       (89,110)     (54,091)    (151,930)
Depreciation expense........................    (1,315)       (10,466)     (10,626)     (22,407)
                                               -------      ---------     --------    ---------
Segment profit..............................   $ 2,678      $     976     $  6,787       10,441
                                               =======      =========     ========
General & administrative expenses...........                                            (16,396)
Interest expense, net.......................                                             (3,849)
Other income................................                                                538
Equity in income of unconsolidated joint
  ventures..................................                                              2,353
                                                                                      ---------
Consolidated loss before income taxes and
  cumulative effect of change in accounting
  principle.................................                                          $  (6,913)
                                                                                      =========
Total assets................................   $ 1,888      $  84,512     $     --    $  86,400
                                               =======      =========     ========    =========
Expenditures on long-lived assets...........   $    21      $     623     $ 68,332    $  68,976
                                               =======      =========     ========    =========

                                                             ENERGY AND
                                               MANAGEMENT    CHEMICALS     FOREIGN       TOTAL
                                               ----------    ----------    --------    ---------
1997
Total revenues...............................   $ 6,568       $ 82,986     $141,986    $ 231,540
Vessel and voyage expenses...................    (3,735)       (84,281)     (86,347)    (174,363)
Depreciation expense.........................      (987)        (5,282)     (22,675)     (28,944)
                                                -------       --------     --------    ---------
Segment profit...............................   $ 1,846       $ (6,577)    $ 33,078       28,233
                                                =======       ========     ========
General & administrative expenses............                                            (23,998)
Interest expense, net........................                                             (8,992)
Other income.................................                                                870
Equity in income of unconsolidated joint
  ventures...................................                                                737
                                                                                       ---------
Consolidated income before income taxes and
  extraordinary item.........................                                          $  (3,150)
                                                                                       =========
Total assets.................................   $    --       $ 94,944     $412,674    $ 507,618
                                                =======       ========     ========    =========
Investment in equity investees...............   $    --       $    345     $ 27,810    $  28,155
                                                =======       ========     ========    =========
Expenditures on long-lived assets............   $    --       $  3,185     $ 55,285    $  58,470
                                                =======       ========     ========    =========

     Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Total assets of all segments.......................  $102,824    $ 86,400    $507,618
Marketable securities and cash held in capital
  construction fund................................     4,125       4,069      10,969
Other unallocated assets...........................    14,916      16,001          --
                                                     --------    --------    --------
Consolidated total assets..........................  $121,865    $106,470    $518,587
                                                     ========    ========    ========

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

     In 1999 and 1997, revenues from one customer accounted for approximately 13 and 11 percent of voyage revenues, respectively. There were no charterers that were considered to be major customers in the year ended December 31, 1998.

16.  SUBSEQUENT EVENTS

     On January 31, 2000, the Company completed a transaction which allowed it to monetize $48,417,638 in future charter earnings on the vessel MARINE COLUMBIA under the BP Amoco time charter with two banks. Of this amount, $23,417,638 was used to replace certain indebtedness associated with the vessel, $1,000,000 was used to settle a claim against an affiliate of MTC and the remaining $24,000,000 was transferred to an affiliate of MTC for current operations and growth, as well as for other projects.

     On February 7, 2000, Marine Transport Corporation discharged a promissory note whose original principal indebtedness to OMI Corporation was $6,443,000. The outstanding balance of $5,918,000, as well as interest accrued to that date, was extinguished with a payment of $5,100,000. The resulting after tax gain of approximately $649,000 ($.10 per share) will be reported in the Company's financial statements for the three months ended March 31, 2000.

     On February 10, 2000, Marine Transport Corporation and Mormac Marine Group, Inc. ("Mormac") announced that Mormac's ocean bulk transportation businesses will join the MTC group of companies which include Marine Transport Lines, Intrepid Ship Management, Inc. and MTL Petrolink Corp. The total consideration to be paid by the Company for the Mormac businesses is based on a series of fixed and contingent payments over the next five years, with a minimum aggregate amount of approximately $7,000,000. The acquired operation includes 10 U.S. flag vessels, including two tankers involved in crude oil transportation for another owner, three product carriers owned by Mormac employed on time charter and contracts of affreightment, and five vessels operated for the U.S. Maritime Administration. The operation of the two tankers trading in crude oil will be combined with Marine Transport Lines' ship management group. The three Mormac product carriers are bareboat chartered by a subsidiary of MTC and traded as a "pooled" fleet with MTC's three similar product tankers, thereby enhancing overall utilization and providing more flexible service to customers. Mormac's government operation will be maintained as a separate unit with its Baltimore, Maryland office. The total consideration to be paid by MTC for the Mormac business is based on the performance of those businesses over a five-year period.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES

                               SUPPLEMENTARY DATA

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1999 QUARTER ENDED                       1998 QUARTER ENDED
                                    --------------------------------------   --------------------------------------
                                    MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                    -------   -------   --------   -------   -------   -------   --------   -------
Revenues..........................  $37,553   $38,185   $36,804    $43,887   $62,537   $54,381   $30,428    $37,432
Operating income (loss)...........      110     1,325       358      1,945     3,212    (6,027)   (4,099)       959
Net income (loss).................  $   (78)  $   687   $    95    $   920   $ 2,245   $33,016   $(2,787)   $   598
                                    =======   =======   =======    =======   =======   =======   =======    =======
Basic earnings (loss) per common
  share:
Net income (loss) per common
  share(1)........................  $  (.01)  $   .11   $   .02    $   .15   $  0.52   $  7.20   $ (0.46)   $  0.10
                                    =======   =======   =======    =======   =======   =======   =======    =======
Weighted average number of shares
  of common stock
  outstanding -- basic............    6,205     6,205     6,205      6,205     4,307     4,583     6,049      5,995
                                    =======   =======   =======    =======   =======   =======   =======    =======
Diluted earnings (loss) per common
  share:
Net income (loss) per common
  share(1)........................  $  (.01)  $   .10   $   .02    $   .15   $  0.52   $  7.20   $ (0.46)   $  0.10
                                    =======   =======   =======    =======   =======   =======   =======    =======
Weighted average number of shares
  of common stock outstanding --
  diluted.........................    6,205     6,567     6,261      6,221     4,307     4,583     6,049      5,995
                                    =======   =======   =======    =======   =======   =======   =======    =======

---------------
(1) Earnings per share are based on stand-alone quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     At the annual shareholders meeting held on May 4, 1999, the Company's shareholders voted to retain Ernst & Young, LLP as the independent accountants of the Company. The Company's previous auditors Deloitte & Touche LLP, resigned in connection with the Distribution and Deloitte & Touche became the independent accountants for the separate international business, OMI Corporation. In the past two years, there were no disagreements with either auditors on accounting and financial disclosure, and there have been no reports from auditors which have been qualified or modified as to uncertainty, audit scope, or accounting principles, nor has there been an adverse opinion or a disclaimer of opinion.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF MARINE TRANSPORT CORPORATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

     Information with respect to the Company's executive officers as of March 15, 2000 follows:

                                                                             YEAR
                                                                           APPOINTED
NAME                            AGE                POSITION                TO OFFICE
----                            ---                --------                ---------
Richard T. du Moulin..........  53     Chief Executive Officer and         June 1998
                                       President
Mark L. Filanowski............  45     Senior Vice President, Chief        June 1998
                                       Financial Officer and Treasurer
Peter N. Popov................  48     Vice President, General Counsel     June 1998
                                       and Secretary
Jeffrey M. Miller.............  45     Vice President Marketing            June 1998

     Richard T. du Moulin became Chief Executive Officer and President of the Company in June 1998. Mr. du Moulin was Chief Executive Officer of Marine Transport Lines, Inc., from 1989 until it was purchased by the Company in June 1998.

     Mark L. Filanowski, became Senior Vice President, Chief Financial Officer and Treasurer in June 1998. From 1989 to June 1998 Mr. Filanowski held similar positions at Marine Transport Lines, Inc.

     Peter N. Popov became Vice President, General Counsel and Secretary in June 1998. From 1989 to June 1998 Mr. Popov was General Counsel at Marine Transport Lines, Inc.

     Jeffrey M. Miller, became Vice President Marketing in June 1998. From 1994 to June 1998 Mr. Miller was employed by Marine Transport Lines, Inc. in a similar capacity.

     There is no family relationship by blood, marriage or adoption between any of the above individuals and any executive officer or MTC director. The term of office of each of the above individuals is determined by contractual relationship between the Company and the individuals. The contracts have one-year terms. There is no other arrangement or understanding between the above individuals and any other person pursuant to which they have been or will be selected as a director or nominee.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from Marine Transport Corporation's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements are presented in Item 8 of this report.

     (a)(3) List of Exhibits (separate page)

     (b) There were no reports on Form 8-K filed during the fourth quarter of 1999.

     (c) Exhibits are filed as a separate section of this report.

     (d) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                    EXHIBITS

NUMBER        INCORPORATED BY REFERENCE TO                    DESCRIPTION OF EXHIBIT
------        ----------------------------                    ----------------------
    3.1 Exhibit 3.1 to 1990 Form 10-K Report of      Certificate of Incorporation as amended
        the Company and Exhibit A to the             and restated
        Company's Proxy Statement dated May 15,
        1998
    3.2 Exhibit 3.2 to 1990 Form 10-K Report of      By-laws as amended
        the Company
    4.1 Exhibit 4.1 to 1989 Form 10-K Report of      Form of Common Stock Certificate
        the Company                                  (Domestic)
    4.2 Exhibit 4.2 to 1989 Form 10-K Report of      Form of Common Stock Certificate
        the Company                                  (Foreign)
    4.4                                              Promissory Note dated June 16, 1998 made
                                                     by the Company and payable to the order
                                                     of OMI Corporation
   10.1 Exhibit B to the Company's Proxy             1998 Stock Option Plan for Non-Employee
        Statement dated April 8, 1999                Directors
   10.2 Exhibit C to the Company's Proxy             1998 Incentive Equity Plan
        Statement dated April 8, 1999
   10.3                                              Employment Agreement dated as of June 18,
                                                     1998 between the Company and Richard du
                                                     Moulin
   10.4                                              Employment Agreement dated as of June 18,
                                                     1998 between the Company and Mark
                                                     Filanowski
   10.5                                              Employment Agreement dated as of June 18,
                                                     1998 between the Company and Peter Popov
   10.6                                              Employment Agreement dated as of June 18,
                                                     1998 between the Company and Jeffrey
                                                     Miller
   10.7 Exhibit 10.8 to the Company's 10-Q Report    Consulting Agreement dated as of June 18,
        for the Quarter Ended June 30, 1998          1998 between the Company and Paul Gridley
   10.8                                              Employment Agreement dated as of January
                                                     1, 1998 between the Company and Anthony
                                                     Naccarato
   10.9                                              Employment Agreement dated as of
                                                     September 1, 1997 between the Company and
                                                     William Hogg
   10.10 Exhibit 10.7 to the Company's 10-Q Report   Form of Employment Agreement for
        for the Quarter Ended June 30, 1998          Executive Officers
   10.11                                             Amended and Restated Term Loan and
                                                     Revolving Credit Facility Agreement dated
                                                     as of June 17, 1998 among Marine
                                                     Transport Lines, Inc., the financial
                                                     institutions listed on Schedule 1 thereto
                                                     and Den norske Bank ASA
   10.12                                             Term Loan and Revolving Credit Facility
                                                     Agreement dated as of June 17, 1998 among
                                                     the Company, the financial institutions
                                                     listed on Schedule 1 thereto and Den
                                                     norske Bank ASA
   10.13                                             Certain documents dated September 29,
                                                     1999 which evidence certain indebtedness
                                                     in the amount of $21,370,000.00 (as of
                                                     that date) and related obligations
                                                     assumed by the company as partial
                                                     consideration for the acquisition of SMT
                                                     Chemical Explorer and SMT Chemical
                                                     Trader.

NUMBER        INCORPORATED BY REFERENCE TO                    DESCRIPTION OF EXHIBIT
------        ----------------------------                    ----------------------
   10.14 Exhibit G to the Company's Proxy            Acquisition Agreement dated as of
        Statement dated May 15, 1998                 September 15, 1997 by and among OMI
                                                     Corp., Universal Bulk Carriers, Inc.,
                                                     Marine Transport Lines, Inc. and the
                                                     persons set forth on Exhibit A thereof
   10.15 Exhibit 10.2 to the Company's Form 8-K      Amendment No. 1 to Acquisition Agreement
        Report filed July 6, 1998
   10.16 Exhibit 10.4 to the Company's Form 8-K      Tax Cooperation Agreement dated as of
        Report filed July 6, 1998                    June 15, 1998 between OMI Corp. and OMI
                                                     Corporation
   10.17 Exhibit 10.3 to the Company's Form 8-K      Distribution Agreement dated as of June
        Report filed July 6, 1998                    15, 1998 between OMI Corp. and OMI
                                                     Corporation
   10.18                                             Salaried Employees Retirement Income Plan
   21                                                Subsidiaries of the Company
   23.1                                              Consent of independent auditors
   27.1                                              Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARINE TRANSPORT CORPORATION

                                          By /s/  RICHARD T. DU MOULIN
                                            ------------------------------------
                                                    Richard T. du Moulin
                                            Chairman of the Board of Directors,
                                               President and Chief Executive
                                                           Officer

March 29, 1999

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
             /s/ RICHARD T. DU MOULIN                Chairman of the Board of           March 29, 2000
---------------------------------------------------    Directors, President and
               Richard T. du Moulin                    Chief Executive Officer

              /s/ MARK L. FILANOWSKI                 Senior Vice President, Chief       March 29, 2000
---------------------------------------------------    Financial Officer, Treasurer
                Mark L. Filanowski                     and Director

                /s/ BRENT D. BAIRD                   Director                           March 29, 2000
---------------------------------------------------
                  Brent D. Baird

                /s/ JONATHAN BLANK                   Director                           March 29, 2000
---------------------------------------------------
                  Jonathan Blank

                /s/ ELAINE L. CHAO                   Director                           March 29, 2000
---------------------------------------------------
                  Elaine L. Chao

                /s/ PAUL B. GRIDLEY                  Director                           March 29, 2000
---------------------------------------------------
                  Paul B. Gridley

            /s/ WILLIAM M. KEARNS, JR.               Director                           March 29, 2000
---------------------------------------------------
              William M. Kearns, Jr.

               /s/ MICHAEL KLEBANOFF                 Director                           March 29, 2000
---------------------------------------------------
                 Michael Klebanoff

                /s/ STANLEY B. RICH                  Director                           March 29, 2000
---------------------------------------------------
                  Stanley B. Rich

                 /s/ JEROME SHELBY                   Director                           March 29, 2000
---------------------------------------------------
                   Jerome Shelby

                            STOCKHOLDER INFORMATION

ANNUAL MEETING

     The annual meeting of shareholders will be held at 9:00am on May 25, 2000, at the New York Yacht Club, 37 West 44th Street, New York, New York.

TRANSFER AGENT AND REGISTRAR

     Marine Transport Corporation's shareholder records are maintained and dividends, if any, are distributed by ChaseMellon Shareholder Services LLC which may be contacted by calling (800) 851-9677, or by writing to Marine Transport Corporation, c/o ChaseMellon Shareholder Services LLC, 85 Challenger Road, Ridgefield Park, NJ 07660. ChaseMellon's website address is as follows: http://www.chasemellon.com

AUDITORS

     Ernst & Young LLP, 787 Seventh Avenue, New York, New York 10019

CITIZEN REQUIREMENT

     United States law requires that to be eligible for U.S. coastwise trade a corporation owning a vessel must be at least 75% U.S.-owned. In order to assure compliance with this citizenship requirement, the Certificate of Incorporation of the Company authorizes, and the Board of Directors has adopted, a By-law authorizing the Board to determine the minimum percentage of outstanding shares of capital stock of the Company that must be held by U.S. citizens. The minimum percentage established by the Board now stands at 77 percent.

     The Board has also adopted procedures for establishing the citizenship of the Company's stockholders. The Company's stock certificates (otherwise identical) are identified as "Domestic Share Certificates" (certificates representing shares issued to United States citizens) and "Foreign Share Certificates" (certificates representing shares issued to persons who are non-U.S. citizens).

     Any purported transfer of shares represented by a Domestic Share Certificate to a non-U.S. citizen that would cause the level of ownership by U.S. citizens to drop below the minimum set by the Board of Directors will not be recorded on the registration books of the Company, will be ineffective to transfer the shares of any voting, dividend or other rights in respect thereof, and may be regarded as invalidly issued. The By-laws authorize the Company to make all determinations with respect to the validity of any transfer under these provisions and any such decision by the Company is final and binding.

INTERNET SITE:

     Information about the Company, as well as a mailbox for shareholder questions is contained on the MTC website: http://www.mtlx.com

                            SHAREHOLDER INFORMATION

CORPORATE OFFICE:
Marine Transport Corporation
1200 Harbor Boulevard
C-901
Weehawken, NJ 07087-0901
(201) 330-0200

INTERNET ADDRESS:
www.mtlx.com

STOCK EXCHANGE LISTING:
Marine Transport Corporation's common stock trades on the Nasdaq Stock Market under the symbol MTLX.

SHARE TRANSFER AGENT AND REGISTRAR:
ChaseMellon Shareholder Services, L.L.C.
85 Challenger Road
Ridgefield Park, NJ 07660

AUDITORS:
Ernst & Young LLP
787 Seventh Avenue
New York, New York 10019

ANNUAL GENERAL MEETING:
The annual general meeting of shareholders will be held May 25, 2000, 9:00am at:

The New York Yacht Club
37 West 44th Street
New York, New York

SHAREHOLDER INFORMATION:
Copies of SEC Form 10-K, the Company's Annual Report, Form 10-Q and other published financial information may be obtained by contacting:

Shareholder Relations
Marine Transport Corporation
1200 Harbor Boulevard
C-901
Weehawken NJ, 07087-0901
or, visit the MTC web site:
www.mtlx.com
Messages may be e-mailed to shareholder relations through the web site.