Form 10-Q
period 2000-03-31
MARINE TRANSPORT CORP
filed 2000-05-15
CIK 732780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended MARCH 31, 2000

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

                  Yes    X        No

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 15, 2000:


            Common Stock, par value $.50 per share, 6,555,368 shares

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                     INDEX




PART I:   FINANCIAL INFORMATION                                             PAGE

ITEM 1.   FINANCIAL STATEMENTS
           Condensed Consolidated Statements of Operations
           for the three months ended
           March 31, 2000 and 1999                                           4

           Condensed Consolidated Balance Sheets -
           March 31, 2000 and December 31, 1999                              5

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity for the three months ended
           March 31, 2000 and for the year ended
           December 31, 1999.                                                6

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2000 and 1999                    7

           Notes to Condensed Consolidated Financial Statements             8-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           12-16

PART II: OTHER INFORMATION                                                   17

SIGNATURES                                                                   18

PART 1: ITEM 1: FINANCIAL INFORMATION

SUMMARY OF CERTAIN TRANSACTIONS AFFECTING THE COMPANY

Marine Transport Corporation ("MTC" or "the Company"), formerly named OMI Corp., was established in its present form through a series of transactions, culminating June 17, 1998, through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition") and
(b)distributed to its shareholders the stock of a newly created Marshall Islands corporation named OMI Corporation containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

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

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                  2000            1999
                                                                --------        --------
Revenues:
  Voyage revenues ....................................          $ 37,630        $ 32,266
  Other operating revenues ...........................             6,765           5,287
                                                                --------        --------
                                                                  44,395          37,553
                                                                --------        --------
Operating expenses:
  Vessel and voyage .....................................         41,440          30,822
  Depreciation and amortization .........................          3,784           3,331
  General and administrative ............................          3,802           3,290
                                                                --------        --------
                                                                  49,026          37,443
                                                                --------        --------

Operating income (loss) .................................         (4,631)            110

Other income (expenses):
  Interest expense ......................................           (815)           (550)
  Interest income .......................................            524             330
  Minority interest .....................................            275              --
                                                                --------        --------
Net other expenses ......................................            (16)           (220)
                                                                --------        --------
Loss before income taxes and
 extraordinary item .....................................         (4,647)           (110)

Benefit for income taxes ................................          1,589              32
                                                                --------        --------
Loss before extraordinary item ..........................         (3,058)            (78)
Extraordinary income from extinguishment of debt, net
 of income taxes of $352 ................................            654              --
                                                                --------        --------
Net loss ................................................       $ (2,404)       $    (78)
                                                                ========        ========

Basic earnings per common share:

Loss before extraordinary item ..........................          (0.49)          (0.01)
Extraordinary income, net of income taxes ...............           0.10              --
                                                                --------        --------
Net loss ................................................       $  (0.39)       $  (0.01)
                                                                ========        ========

Diluted earnings per common share:
Loss before extraordinary item ..........................          (0.49)          (0.01)
Extraordinary income, net of income taxes ...............           0.10              --
                                                                --------        --------
Net loss ................................................       $  (0.39)       $  (0.01)
                                                                ========        ========


See notes to Condensed Consolidated Financial Statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                      March 31,
                                                                        2000          December 31,
ASSETS                                                               (Unaudited)        1999 (1)
                                                                      ---------        ---------
Current assets:
  Cash and cash equivalents ...................................       $  10,872        $   4,658
  Receivables, less allowances of $366 in 2000 and $165 in 1999          17,162           19,886
  Income tax receivable .......................................           1,504               --
                                                                      ---------        ---------
  Prepaid expenses and other current assets ...................           5,005            4,482
                                                                      ---------        ---------
Total current assets ..........................................          34,543           29,026

Restricted cash ...............................................           4,000               --
Marketable securities and cash held in  capital construction
  fund ........................................................           4,244            4,125

Vessels and other property, ...................................         129,489          128,784
Less: accumulated depreciation and amortization ...............         (77,699)         (75,498)
                                                                      ---------        ---------
  Vessels and other property-net ..............................          51,790           53,286

Vessel drydocking costs .......................................           6,855            8,643
Note receivable ...............................................           9,000            9,000
Other assets and deferred charges .............................           6,421            6,769
Goodwill ......................................................          10,782           11,016
                                                                      ---------        ---------
TOTAL ASSETS ..................................................       $ 127,635        $ 121,865
                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................       $  11,641        $  16,824
  Accrued income taxes ........................................              --               94
  Accrued liabilities .........................................           7,262            1,971
  Current portion of debt .....................................           5,810            5,999
                                                                      ---------        ---------
Total current liabilities .....................................          24,713           24,888

Advance time charter revenues and other liabilities ...........           2,096              675
Deferred gain on sale of vessels ..............................          36,820           17,790
Deferred income taxes .........................................          20,330           20,854
Long-term debt ................................................          28,533           40,214
Shareholders' equity ..........................................          15,143           17,444
                                                                      ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................       $ 127,635        $ 121,865
                                                                      =========        =========




(1) The balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to Condensed Consolidated Financial Statements.

                 MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                             Common Stock
                                                                                                 Accumulated
                                                                                 Retained          Other             Other
                                                                    Capital      Earnings       Comprehensive    Comprehensive
                                         Shares (1)    Amount       Surplus      (Deficit)         Income            Income



Balance as of  Dec 31, 1998                6,555        $3,277       $25,461       $(11,996)           $ (51)

Comprehensive income:
   Net income (loss)                                                                  1,624                            $1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39                                                                                     (149)            (149)
                                                                                                                      -------
   Comprehensive income                                                                                                $1,475
                                                                                                                      =======
Balance as of  Dec 31, 1999                -----       ------       -------       --------             -----
                                           6,555       $3,277       $25,461       $(10,372)            $(200)

Comprehensive income:
   Net income (loss)                                                                (2,404)                            (2,404)
   Net unrealized gain (loss) on
     securities, net of tax
     benefit                                                                                              74               75
                                                                                                                      -------
   Comprehensive income                                                                                               $(2,329)
                                                                                                                      =======
   Issuance of restricted stock
     awards                                                 53           265
   Amortization of deferred
     compensation
                                            =====       ======       =======       ========            =====
Balance at March 31,2000                    6,555       $3,330       $25,727       $(12,776)           $(126)
                                            =====       ======       =======       ========            =====




                                           Deferred         Treasury
                                         Compensation        Stock       Total



Balance as of  Dec 31, 1998                 $ ---           $(722)      $15,969

Comprehensive income:
   Net income (loss)                                                      1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39                                                        (149)

   Comprehensive income

Balance as of  Dec 31, 1999                  -----           -----      -------
                                             $ ---           $(722)     $17,444

Comprehensive income:
   Net income (loss)                                                     (2,404)
   Net unrealized gain (loss) on
     securities, net of tax
     benefit                                                                 75

   Comprehensive income

   Issuance of restricted stock
     awards                                   (318)
   Amortization of deferred
     compensation                               28                           28
                                             =====           =====      =======
Balance at March 31,2000                     $(290)          $(722)     $15,143
                                             =====           =====      =======



(1) Restated to give retroactive effect to 1 for 10 reverse stock split. See notes to Condensed Consolidated Financial Statements

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2000            1999
                                                               --------        --------
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net cash provided (used) by operating activities               $ 24,379        $  5,154

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                          (1,087)             26
Increase in restricted cash                                      (4,000)             --
Proceeds and interest received and reinvested in Capital
   Construction Fund                                                (45)            (26)
Deferred Compensation                                                29              --
Additions to vessel drydocking costs                             (1,192)           (192)
                                                               --------        --------
Net cash provided (used) by investing activities                 (6,295)           (192)
                                                               --------        --------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligations                                         --          (2,607)
Payment of long-term debt                                       (11,870)         (1,623)
                                                               --------        --------
Net cash provided (used) by financing activities                (11,870)         (4,230)
                                                               --------        --------

Increase in  cash and cash equivalents                            6,214             732
Cash and cash equivalents at beginning of period                  4,658           8,652
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 10,872        $  9,384
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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Certain accounts have been reclassified in the 1999 financial statements to conform to their 2000 presentation. Reference is made to MTC's Form 10-K for the year ended December 31, 1999 and the Form S-1 filed on May 15, 1998 for additional information.

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

As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related liabilities with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the Company's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note in the amount of $6,400,000, which was equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI will have sole responsibility for claims arising out of respective activities after the Distribution.

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

NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,205,000 and 6,205,000 for the three months ended March 31, 2000 and 1999, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,205,000 and 6,205,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 - INCOME TAXES

The benefit for income taxes varies from the statutory rates as follows (in thousands):

                                                 For the three
                                                 Months ended
                                                   March 31,
                                            ----------------------
                                             2000           1999
                                            -------        -------
Benefit calculated at statutory rates       $(1,626)       $   (38)
Other                                            37              6
                                            -------        -------
Benefit for income taxes                    $(1,589)       $   (32)
                                            =======        =======



NOTE 5 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At March 31, 2000 Long-Term Debt consisted of the following (in thousands):

         Term loan                            $13,866
         Revolving credit facility                 --
         Promissory note due to New OMI           262
         Title XI debt                         20,215
                                              -------
         Total debt                            34,343
         Less current portion                   5,810
                                              -------
         Long-term portion                    $28,533
                                              -------

All debt at March 31, 2000, with the exception of the Title XI debt, was created or amended and restated concurrently with the Acquisition. The term loan and revolving credit facilities of the Company accrue interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin (which can range from 1.25% to 2.25%) that is determined by certain financial ratios (the spread at March 31, 2000 was 1.75%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facilities that is unused and available during the quarter. At March 31, 2000 the unused and available revolving credit facilities totaled $3,000,000.

The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest through May 1, 2003, with principal payments equaling approximately $37,000.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At March 31, 2000 the Company had outstanding an interest rate swap with a notional amount of $15,886,912 which effectively fixed the base interest rate on the Company's term loans at 4.75% until December 17, 2001.

The term loan is payable in thirteen quarterly installments through June 18, 2003; the first twelve installments total $797,372 each; and the final installment totals $5,297,362. The revolving credit facilities reduces to $2,000,000 on June 18, 2001 and expire on June 18, 2003.

On September 28, 1999 the vessels SMT Chemical Trader and SMT Chemical Explorer (formerly the Frances Hammer and Julius Hammer, respectively) were acquired by two wholly-owned subsidiaries of the Company. The acquisition price was $21,884,000 consisting of a cash payment of approximately $514,000 and the remaining principal on two loans guaranteed by the United States Department of Transportation Maritime Administration (the "Title XI debt"), which loans were assumed by the Company's subsidiaries. The Title XI debt, which has an interest rate of 8.125%, is payable in thirteen semi-annual installments which total $1,231,00 in 2000; $2,719,000 in 2001; $2,962,000 in 2002; $2,938,000 in 2003;
$3,348,000 in 2004; $3,823,000 in 2005; and $3,195,000 in 2006.

The Title XI debt impose semi-annual declining penalties on any prepayment until September 2005. Occidental Petroleum Corporation, the former guarantor of the Title XI debt, continues to provide a reducing guaranty in favor of the United States of America of up to $6,000,000. The Company and Stolt-Nielsen S.A. ("Stolt") also severally guarantee all the Title XI debt with the Company providing a 75% guaranty and Stolt providing a 25% guaranty. The Company's Marketable Securities and Cash held in the Capital Construction Fund, which currently totals $4,244,000 has also been pledged as security for the Title XI debt and may, under certain circumstances, be employed to reduce the outstanding principal amount.

The Company's debt obligations restrict its ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, all Company assets (except for SMT Chemical Explorer and SMT Chemical Trader, which are encumbered by their own mortgages, and certain workboats owned by the Company's wholly-owned subsidiary, MTL Petrolink) are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At March 31, 2000 the Company was in compliance with all covenants imposed by its debt agreements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of litigation and arbitration proceedings arising from its operations. Such actions are covered by insurance or, in the opinion of management are of such a nature that the ultimate liability, if any, would not have a material adverse effect on the operations or financial position of the Company.

NOTE 7 - FINANCIAL INFORMATION RELATING TO SEGMENTS

During the quarter ended March 31, 2000 and 1999 the Company operated in following two distinct operating segments:

Ship Management ("Management") Technical management of vessels owned by others, including vessels of the U.S. Maritime Administration ("MARAD").

Transportation Services for Energy and Chemicals ("Energy and Chemicals") Owned and chartered-in U.S.-based vessels operating under time and voyage charters with customers, which are primarily chemical and oil-production companies.

                                                        Transportation
                                                        of Energy and
                                             Management   Chemicals       Total
                                             ---------- --------------   -------
March 31, 2000
Total revenues ..............................  $ 5,160     $ 39,509      $ 44,669
Vessel and voyage expenses ..................   (2,864)     (38,567)      (41,451)
Depreciation expense ........................     (647)      (3,136)       (3,783)
                                               -------     --------      --------
Segment income (loss) .......................  $ 1,649     $ (2,194)         (555)
                                               =======     ========
General & administrative expenses ...........                              (3,802)
Interest expense, net .......................                                (290)
                                                                         --------
Consolidated loss before income taxes and
  extraordinary items........................                            $ (4,647)
                                                                         ========
    Total assets ............................  $14,291     $ 89,417      $103,708
                                               =======     ========      ========

                                                        Transportation
                                                        of Energy and
                                             Management   Chemicals        Total
                                             ---------- ---------------   --------
March 31, 1999
Total revenues ..............................  $ 5,287     $ 32,266      $ 37,553
Vessel and voyage expenses ..................   (2,505)     (28,318)      (30,823)
Depreciation expense ........................     (640)      (2,691)       (3,331)
                                               -------     --------      --------
Segment income (loss) .......................  $ 2,142     $ (1,257)       (3,399)
                                               =======     ========
General & administrative expenses ...........                              (3,290)
Interest expense, net .......................                                (219)
                                                                         --------
Consolidated loss before income taxes .......                            $   (110)
                                                                         ========
    Total assets ............................  $16,058     $ 70,791      $ 86,849
                                               =======     ========      ========


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

MARKET OVERVIEW

Prior to the Acquisition and Distribution, OMI Corp's major business was providing seaborne transportation services for crude oil and refined petroleum products in two distinct international market segments: Suezmax tankers and Handymax product tankers. These businesses were separated from the company and distributed to its shareholders in the Distribution. In addition, as a separate domestic business segment, the Company provided lightering services in the Gulf of Mexico, operated four tank vessels in the U.S. Jones Act trade and provided ship management services to the US Government for its Ready Reserve fleet. These businesses were combined with those of MTL as a result of the Acquisition. The market for the Company's present businesses can be described as follows:

Energy and Chemical Transportation: MTC operates a fleet of tankers used in carriage of liquid chemical and petroleum cargoes for contract customers and spot market movements in domestic and international trades. The Company owns ten vessels used in this trade (including the vessels Chemical Explorer and Chemical Trader discussed below) and in turn charters these vessels, or contracts for utilization of space aboard the vessels, with owners of the products moved by the vessels. The Company's primary customers are large oil and chemical companies or traders who sell products to large oil and chemical companies. During the quarter ended September 30,1999 the Company chartered in an additional tanker and cargo space on two others to provide capacity for contracts recently awarded to the Company. Most of the Company's vessels operate in the protected U.S. Jones Act trades.

In August of 1999, the Company purchased the vessels Chemical Explorer and Chemical Trader. These vessels are chartered to a joint venture which is 75% owned by MTC and 25% owned by Stolt. Operating results of this joint venture are consolidated with MTC's financial statements. These two vessels presently operate in international markets.

On March 6, 2000 Marine Transport Corporation acquired the ocean bulk transportation businesses of Mormac Marine Group, Inc.("Mormac"), a privately held company, in exchange for a: (a) cash payment in the amount of $100,000; and
(b) a series of fixed and contingent payments to be made over the next five years. The minimum amount payable to Mormac over the five year period is approximately $7 million. By entering into bareboat charters for three vessels owned by Mormac and purchasing the stock of a Company engaged in the business of vessel management, MTC: (a) became liable for certain costs associated with the three vessels; (b) became entitled to the benefits of certain contractual arrangements to which these vessels are subject; and (c) assumed the rights and obligations arising from vessel management agreements with third parties.

The Company also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink, Inc. MTL Petrolink charters in Aframax tankers and provides assist vessels to discharge large crude oil vessels offshore and deliver the cargo to U.S. ports in the Gulf of Mexico.

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other aspects of ship operation. Including owned and managed vessels, MTC manages a total of 40 vessels, making it one of the largest U.S.- based fleets. Management contracts with outside customers have remaining terms of one to five years.


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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

Voyage revenues increased by $5.4 million for the three months ended March 31, 2000 as compared to March 31, 1999. The primary reason for the increase is the acquisition of SMT Chemical Trader and SMT Chemical Explorer and the revenues generated by the operation of the three bareboat chartered Mormac tankers. These increases were partially offset by the weaker demand for lightering services in the U.S. Gulf of Mexico.

Other operating revenues for all periods primarily represent ship management services. The increase in the three months ended March 31, 2000 as compared to 1999 is due to the increase in management fees for the government contracts in July 1999, as well as the addition of the fees for the newly acquired vessel management company from Mormac Marine Group, Inc.

Vessel and voyage operating expenses for the three months ended March 31, 2000 versus the three months ended March 31,1999 increased primarily as a result of the new acquisitions, fuel costs increases as described below and the increase in hire rates on the vessels chartered in by Petrolink to satisfy customer demand of the lightering services in the U.S. Gulf of Mexico. Low lightering demand early in the quarter ended March 31, 2000 required Petrolink to charter its vessels into the international voyage trade at rates materially below those paid by Petrolink, which caused Petrolink to operate at a loss. By mid-quarter, an increase in lightering activity was accompanied by an unexpected surge in crude oil tanker charter rates, including the Aframax tankers utilized by Petrolink to meet customer demand, thereby causing further losses for Petrolink.

Recent increases in the price of oil had a related impact on the price of fuel consumed by the Company's vessels. Depending on a particular vessel's trade or customer, the impacts of rising fuel prices on operating results vary. For example, vessels involved in spot market trading frequently see immediate spot market rate changes to compensate for changes in fuel prices. Many of the Company's contracts of affreightment contain fuel escalation clauses to partially compensate for increases in fuel costs beyond a certain threshold. For those vessels on time charter or bareboat charter, fuel increases are the responsibility of the customer. Overall, the increases in fuel prices significantly affect voyage performance for the spot vessels. The low level of PL-480 grain cargo awards by the U.S. Government during the quarter ended March 31, 2000 weakened the overall spot market for U.S. flag product tankers and kept the vessels Patriot and Rover out of service for a significant portion of the quarter, which resulted in losses.

The increase in interest expense results from higher borrowings by the Company (mostly arising from the assumption of Title XI debt).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had $3,000,000 available to borrow from the Company's revolving credit facilities. Concurrent with the Acquisition and Distribution, the Company restructured various loan agreements, including those of MTL. At March 31, 2000, the Company had total borrowings under these agreements and the assumption of the Title XI debt associated with two recently acquired chemical tankers of approximately $34,300,000.

Cash balances, existing credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments.

OTHER OPERATING MATTERS

On January 27, 2000, the Company completed a transaction which allowed it to monetize $48,417,638 in future charter earnings to be generated by the vessel Marine Columbia pursuant to a time charter with BP Amoco. Of this amount, $23,417,638 was used to replace certain indebtedness associated with the vessel, $1,000,000 was used to settle a claim against an affiliate of MTC and the remaining $24,000,000 was transferred to an affiliate of MTC for current operations and growth, as well as for other projects. $1.0 million of the proceeds received by the Company was used to prepay a portion of the term loan indebtedness, and $4,000,000 of the proceeds was pledged as collateral to secure the Company's bank borrowings. At March 31, 2000 the amount pledged is included in marketable securities and cash held in capital construction fund on the Company's Balance Sheet.

On February 7, 2000, Marine Transport Corporation discharged a promissory note to OMI Corporation with a face amount of $6,443,000. The outstanding balance of $5,918,000, as well as interest accrued to that date, was extinguished with a payment of $5,100,000. The resulting extraordinary after tax gain of approximately $649,000 ($.10 per share) is reported in the Company's financial statements for the three months ended March 31, 2000.

and contracts of affreightment, and five vessels operated for the U.S. Maritime Administration. The operation of the two tankers trading in crude oil will be combined with Marine Transport Lines' ship management group. The three Mormac product carriers are bareboat chartered by a subsidiary of MTC and traded as part of a "pooled" fleet with MTC's three similar product tankers, with the hope of enhancing overall utilization and providing more flexible service to customers. Mormac's government operation will be maintained as a separate unit with its Baltimore, Maryland office. The total consideration to be paid by MTC for the Mormac business is based on the performance of those businesses over a five-year period.

In May, 2000 the Company, and Mormac, were each awarded five year term contracts to manage nine vessels with the U.S. Maritime Administration ("MARAD"), which contracts were due to expire in June, 2000.

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

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or software systems on the ships. The total cost of the implementation exceeds $600,000 and includes hardware and software upgrades, which may have been made without regard to Year 2000 problems. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                           PART II: OTHER INFORMATION

There have been no material developments since the previously reported legal proceedings.

Item 2.           Changes in Securities.

                  - None -


Item 3.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  - None -

         (b)      Reports on Form 8-K.

         During the quarter ended March 31, 2000, the Company filed the following reports on Form 8-K:

                  - None -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MARINE TRANSPORT CORPORATION

Date:   May 15, 2000              By:  /s/ Richard T. du Moulin
        ------------                   -----------------------------------------
                                       Richard T. du Moulin
                                       President and Chief Executive Officer

Date:   May 15, 2000              By:  /s/ Mark L. Filanowski
        ------------                   -----------------------------------------
                                       Mark L. Filanowski
                                       Senior Vice President and Chief Financial
                                       Officer