Form 10-Q
period 2000-06-30
MARINE TRANSPORT CORP
filed 2000-08-09
CIK 732780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

              For the period from                to
                                  --------------    --------------

                             COMMISSION FILE NUMBER
                                    000-11573

                          MARINE TRANSPORT CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                         13-2625280
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)


           1200 HARBOR BOULEVARD, C-901, WEEHAWKEN, NJ    07082-0901
           -------------------------------------------    ----------
          (Address of principal                           (Zip Code)
            executive offices)

Registrant's telephone number, including area code  201-330-0200
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

                  Yes    X        No
                      -------        -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 15, 2000:


            Common Stock, par value $.50 per share, 6,555,368 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE

ITEM 1.   FINANCIAL STATEMENTS
   Condensed Consolidated Statements of Operations for  the
   three months and six months ended June 30,  2000 and 1999
   (Unaudited)                                                                 3

   Condensed Consolidated Balance Sheets - June 30, 2000 and
   December 31, 1999 (Unaudited)                                               4

   Condensed Consolidated Statements of Changes in Shareholders'
   Equity for the six months ended June 30, 2000 and for the
   year ended December 31, 1999 (Unaudited)                                    5

   Condensed Consolidated Statements of Cash Flows for the six
   months ended June 30, 2000 and 1999 (Unaudited)                             6

   Notes to Condensed Consolidated Financial Statements                       7-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             12-15

PART II: OTHER INFORMATION                                                    16

SIGNATURES                                                                    17

PART 1: ITEM 1: FINANCIAL INFORMATION


                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           For the Three Months            For the Six Months
                                              Ended June 30,                  Ended June 30,
                                           2000            1999            2000            1999
Revenues:
     Voyage revenues ..............     $  51,306       $  32,934          88,936       $  65,200
     Other operating revenues .....         7,136           5,251          13,901          10,538
                                        ---------       ---------       ---------       ---------
                                           58,442          38,185         102,837          75,738
                                        ---------       ---------       ---------       ---------
Operating expenses:
  Vessel and voyage ...............        50,797          29,974          92,237          60,796
  Depreciation and amortization ...         3,770           3,340           7,554           6,671
  General and administrative ......         4,204           3,546           8,006           6,836
                                        ---------       ---------       ---------       ---------
                                           58,771          36,860         107,797          74,303
                                        ---------       ---------       ---------       ---------

Operating income (loss) ...........          (329)          1,325          (4,960)          1,435

Other income (expenses):
  Interest expense ................          (699)           (639)         (1,514)         (1,189)
  Interest income .................           212             398             736             728
  Minority Interest ...............           120              --             395              --
  Net gain on disposal of assets ..            --              44              --              44
                                        ---------       ---------       ---------       ---------
Net other expenses ................          (367)           (197)           (383)           (417)
                                        ---------       ---------       ---------       ---------
Income (loss) before income taxes
  and extraordinary item ..........          (696)          1,128          (5,343)          1,018

Benefit(provision)for income
  taxes ...........................            60            (441)          1,649            (409)
                                        ---------       ---------       ---------       ---------
Income (loss) before
  extraordinary item ..............          (636)            687          (3,694)            609
Extraordinary income from
  extinguishment of debt, net
  of income taxes of $352 .........            --              --             654              --
                                        ---------       ---------       ---------       ---------
Net income (loss) .................     $    (636)      $     687       $  (3,040)      $     609
                                        =========       =========       =========       =========

Basic earnings per common share:

Income (loss) before
  extraordinary item ..............     $    (.10)      $     .11       $    (.60)      $     .10
Extraordinary income, net of
  income taxes ....................            --              --             .10              --
                                        ---------       ---------       ---------       ---------
Net income (loss) .................     $    (.10)      $     .11       $    (.50)      $     .10
                                        =========       =========       =========       =========

Diluted earnings per common share:
Income (loss) before
  extraordinary item ..............     $    (.10)      $     .10       $    (.60)      $     .09
Extraordinary income, net of
  income taxes ....................            --              --             .10              --
                                        ---------       ---------       ---------       ---------
Net income (loss) .................     $    (.10)      $     .10       $    (.50)      $     .09
                                        =========       =========       =========       =========


See notes to Condensed Consolidated Financial Statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  June 30,
                                                                   2000         December 31,
ASSETS                                                          (Unaudited)       1999 (1)
                                                                -----------     ------------
Current assets:
  Cash and cash equivalents                                       $   6,550       $   4,658
  Receivables, less allowances of $357 in 2000 and $193
    in 1999 ...................................................      19,580          19,886
  Income taxes receivable .....................................       1,104              --
  Prepaid expenses and other current assets ...................       5,296           4,482
                                                                  ---------       ---------
Total current assets ..........................................      32,530          29,026

Restricted cash ...............................................       4,000              --
Marketable securities and cash held in  capital construction
fund ..........................................................       4,414           4,125

Vessels and other property, ...................................     129,641         128,784
Less: accumulated depreciation and amortization ...............     (79,960)        (75,498)
                                                                  ---------       ---------
  Vessels and other property-net ..............................      49,681          53,286

Vessel drydocking costs .......................................       7,152           8,643
Note receivable ...............................................       9,000           9,000
Other assets and deferred charges .............................       5,885           6,769
Goodwill, net..................................................      10,734          11,016
                                                                  ---------       ---------
TOTAL ASSETS ..................................................   $ 123,396       $ 121,865
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................   $  16,269       $  16,824
  Accrued income taxes ........................................          --              94
  Accrued liabilities .........................................       3,516           1,971
  Current portion of debt .....................................       5,810           5,999
                                                                  ---------       ---------
Total current liabilities .....................................      25,595          24,888

Advance time charter revenues and other liabilities ...........         537             675
Deferred gain on sale of vessels ..............................      35,134          17,790
Deferred income taxes .........................................      19,816          20,854
Long-term debt ................................................      27,699          40,214
Shareholders' equity ..........................................      14,615          17,444
                                                                  ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY .....................   $ 123,396       $ 121,865
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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             Common Stock                                        Accumulated
                                             ------------                          Retained         Other             Other
                                                                     Capital       Earnings     Comprehensive     Comprehensive
                                          Shares       Amount        Surplus       (Deficit)        Income           Income
Balance as of December 31, 1998            6,555        $3,277       $25,461       $(11,996)            $(51)
                                       ---------      --------       -------       --------          -------       ------------

Comprehensive income:
   Net income (loss)                                                                  1,624                              $1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39                                                                                     (149)              (149)
                                                                                                                   ------------
   Comprehensive income                                                                                                  $1,475
                                                                                                                   ============

                                       ---------      --------       -------       --------          -------
Balance as of December 31, 1999            6,555         3,277        25,461        (10,372)            (200)

Comprehensive income:
   Net income (loss)                                                                 (3,040)                             (3,040)
   Net unrealized gain (loss) on
     securities, net of tax                                                                              104                104
     benefit
                                                                                                                   ============
   Comprehensive income                                                                                                 $(2,936)
                                                                                                                   ============
   Issuance of restricted stock
     awards                                                 53           265
   Amortization of deferred
     compensation
                                       =========      ========      ========      =========          =======
Balance at June 30, 2000                   6,555       $ 3,330      $ 25,726      $ (13,412)            $(96)
                                       =========      ========      ========      =========          =======

(1) Restated to give retroactive effect to 1 for 10 reverse stock split. See notes to Condensed Consolidated Financial Statements



                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                       Deferred       Treasury
                                       Compensation      Stock          Total
Balance as of December 31, 1998          $      --         $(722)    $ 15,969
                                         ---------      --------     --------

Comprehensive income:
   Net income (loss)                                                    1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39                                                      (149)

   Comprehensive income


                                         ---------      --------     --------
Balance as of December 31, 1999                 --          (722)      17,444

Comprehensive income:
   Net income (loss)                                                   (3,040)
   Net unrealized gain (loss) on
     securities, net of tax                                               104
     benefit

   Comprehensive income

   Issuance of restricted stock
     awards                                   (318)
   Amortization of deferred
     compensation                              107                        107
                                         =========      ========     ========
Balance at June 30, 2000                  $ (211)          $(722)    $ 14,615
                                         =========      ========     ========

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 2000          1999
                                                                 ----          ----
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net cash provided  by operating activities                    $ 23,048       $  6,271

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                         (1,588)          (501)
Increase in restricted cash                                     (4,000)            --
Proceeds and interest received and reinvested in Capital
   Construction Fund                                              (187)           (73)
Additions to vessel drydocking costs                            (2,677)          (841)
                                                              --------       --------
Net cash provided  (used ) by investing activities              (8,452)        (1,415)
                                                              --------       --------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligations                                        --         (5,214)
Payment of long-term debt                                      (12,704)        (2,445)
                                                              --------       --------
Net cash provided  (used ) by financing activities             (12,704)        (7,659)
                                                              --------       --------

Increase (decrease) in  cash and cash equivalents                1,892         (2,803)
Cash and cash equivalents at beginning of period                 4,658          8,652

                                                              --------       --------
Cash and cash equivalents at end of period                    $  6,550       $  5,849
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

On June 17, 1998 OMI Corp. distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of its wholly owned subsidiary Universal Bulk Carriers, Inc. ("UBC"). UBC operated the Company's former foreign-flagged shipping businesses, and continues to operate those businesses as OMI Corporation ("New OMI") under the Company's previous management.

Prior to the Distribution, OMI Corp. acquired all of the outstanding common stock of Marine Transport Lines, Inc.("MTL"), a U.S.-based company that owns, operates and manages U.S. and foreign-flagged vessels, in exchange for the consideration described in Note 2 (the "Acquisition"). The Company is currently managed by certain former officers and directors of MTL and additional new directors. The Company trades under the symbol "MTLX" and is listed on the NASDAQ National Market.

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

NOTE 2 - ACQUISITION AND DISTRIBUTION

As consideration for the Acquisition: (a) OMI Corp. issued common stock of OMI Corp. with a market value of $5,000,000 to the shareholders of MTL; (b) the Company issued a certain number of shares of newly-issued common stock to the shareholders of MTL; and (c) shareholders of MTL became entitled to additional shares of the Company's newly-issued common stock, determined by the outcome of certain post-transaction calculations. The Acquisition was valued at approximately $11,886,000 representing the estimated fair value of MTL at the date the transaction was completed plus the fair value of additional shares issued as a purchase price adjustment for working capital amounts in excess of pre-established levels per the Acquisition Agreement. The Acquisition has been accounted for as a purchase.

As part of the Distribution, MTC is party to certain agreements with New OMI, including the following:

Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the domestic-related liabilities with MTC and the foreign-related assets and liabilities with New OMI. New OMI, however, assumed the obligations of the Company with respect to the Company's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note in the amount of $6,400,000 (repaid in February 2000 at discount), which was equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and New OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and New OMI have sole responsibility for claims arising out of respective activities after the Distribution.

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

Acquisition Agreement-The Acquisition Agreement provided for an adjustment in the purchase price of MTL based on working capital amounts as of the date of the Acquisition compared to certain pre-established levels. The purchase price adjustment was made by increasing the number of shares of the Company which were exchanged for MTL's shares. In December 1998, MTC issued approximately 312,000 shares of its common stock to former MTL shareholders pursuant to this provision.

NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,205,000 and 6,206,000 for the six months ended June 30, 2000 and 1999, respectively; and 6,205,000 and 6,207,000 for the three months ended June 30, 2000 and 1999, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,205,000 and 6,515,000 for the six months ended June 30, 2000 and 1999, respectively; and 6,205,000 and 6,567,000 for the three months ended June 30, 2000 and 1999, respectively.

NOTE 4 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At June 30, 2000 Long-Term Debt consisted of the following (in thousands):

        Term loan                          $13,069
        Promissory note due to New OMI         225
        Title XI debt                       20,215
                                            ------
        Total debt                          33,509
        Less current portion                 5,810
                                            ------
        Long-term portion                  $27,699
                                           =======


All debt at June 30, 2000, with the exception of the Title XI debt, was created or amended and restated concurrently with the Acquisition. The term loan and revolving credit facilities of the Company accrue interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin (which can range from 1.25% to 2.25%) that is determined by certain financial ratios (the spread at June 30, 2000 was 1.75%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facilities that is unused and available during the quarter. At June 30, 2000 the unused and available revolving credit facilities totaled $3,000,000.

The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest through May 1, 2003, with principal payments equaling approximately $37,000.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At June 30, 2000 the Company had outstanding an interest rate swap with a notional amount of $15,010,995 which effectively fixed the base interest rate on the Company's term loans at 4.75% until December 17, 2001.

The term loan is payable in thirteen quarterly installments through June 18, 2003; the first twelve installments total $797,372 each; and the final installment totals $5,297,362. The revolving credit facilities reduce to $2,000,000 on June 18, 2001 and expire on June 18, 2003.

On September 28, 1999 the vessels SMT Chemical Trader and SMT Chemical Explorer (formerly the Frances Hammer and Julius Hammer, respectively) were acquired by two wholly-owned subsidiaries of the Company. The acquisition price was $21,884,000 consisting of a cash payment of approximately $514,000 and the remaining principal on two loans guaranteed by the United States Department of Transportation Maritime Administration (the "Title XI debt"), which loans were assumed by the

Company's subsidiaries. The Title XI debt, which has an interest rate of 8.125%, is payable in thirteen semi-annual installments whose principal portions total $1,231,00 in 2000; $2,719,000 in 2001; $2,962,000 in 2002; $2,938,000 in 2003;
$3,348,000 in 2004; $3,823,000 in 2005; and $3,195,000 in 2006. The Title XI
debt impose semi-annual declining penalties on any prepayment until September 2005. Occidental Petroleum Corporation, the former guarantor of the Title XI debt, continues to provide a reducing guaranty in favor of the United States of America of up to $6,000,000. The Company and Stolt-Nielsen S.A. ("Stolt") also severally guarantee all the Title XI debt with the Company providing a 75% guaranty and Stolt providing a 25% guaranty. The Company's Marketable Securities and Cash held in the Capital Construction Fund, which currently totals $4,340,000 has also been pledged as security for the Title XI debt and may, under certain circumstances, be employed to reduce the outstanding principal amount.

The Company's debt obligations restrict its ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, all Company assets (except for SMT Chemical Explorer and SMT Chemical Trader, which are encumbered by their own mortgages, and certain workboats owned by the Company's wholly-owned subsidiary, MTL Petrolink) are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At June 30, 2000 the Company was in compliance with all covenants imposed by its debt agreements, as amended.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of litigation and arbitration proceedings arising from its operations. Such actions are covered by insurance or, in the opinion of management are of such a nature that the ultimate liability, if any, would not have a material adverse effect on the operations or financial position of the Company.

NOTE 6 - FINANCIAL INFORMATION RELATING TO SEGMENTS

During the period ended June 30, 2000 and 1999 the Company operated in following two distinct operating segments:

Ship Management ("Management") Technical management of vessels owned by others, including vessels of the U.S. Maritime Administration ("MARAD").

Transportation Services for Energy and Chemicals ("Energy and Chemicals") Owned and chartered-in U.S.-based vessels operating under time and voyage charters with customers, which are primarily chemical and oil-production companies.

                                                          Energy and
                                          Management      Chemicals          Total
                                          ----------      ---------          -----
2000
Total revenues                             $  10,827       $  92,011       $ 102,838
Vessel and voyage expenses                     5,668          86,570          92,238
Depreciation and amortization expense          1,298           6,256           7,554
                                           ---------       ---------       ---------
Segment income(loss)                       $   3,861       $    (815)          3,046
                                           =========       =========
General & administrative expenses                                             (8,006)
Minority interest                                                                395
Interest expense, net                                                           (778)
                                                                           ---------
Consolidated loss before income taxes                                      $  (5,343)
                                                                           =========
Total operating assets                     $   8,759       $  91,516       $ 100,275
Corporate assets                              23,121              --          23,121
                                           ---------       ---------       ---------
Total assets                               $  31,880       $  91,516       $ 123,396
                                           =========       =========       =========

                                                          Energy and
                                          Management      Chemicals          Total
                                          ----------      ---------          -----
1999
Total revenues                               $ 10,497      $ 65,241      $ 75,738
Vessel and voyage expenses                      5,406        55,390        60,796
Depreciation and amortization expense           1,302         5,369         6,671
                                             --------      --------      --------
Segment profit                               $  3,789      $  4,482         8,271
                                             ========      ========
General & administrative expenses                                          (6,836)
Interest expense, net                                                        (417)
                                                                         --------
Consolidated income before income taxes                                  $  1,018
                                                                         ========

Total operating assets                       $ 10,680      $ 67,502      $ 78,182
Corporate assets                             $ 19,420            --      $ 19,420
                                             --------      --------      --------
Total assets                                 $ 30,100      $ 67,509      $ 97,602
                                             ========      ========      ========

PART I: ITEM 2:

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 18, 1998, through which OMI Corp; (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition"); and (b) distributed to its shareholders the stock of a newly created Marshall Islands Corporation named OMI Corporation containing OMI Corp's international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation.

The information below and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any anticipated results expressed or implied therein will not be realized.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in connection with the Condensed Consolidated Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as the Form S-1 filed on May 15, 1998 which fully describes the Acquisition and Distribution, and the documents incorporated by reference thereto.

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

Energy and Chemical Transportation: MTC operates a fleet of tankers used in carriage of liquid chemical and petroleum cargoes for contract customers and spot market movements in domestic and international trades. The Company owns ten vessels used in this trade (including the vessels SMT Chemical Explorer and SMT Chemical Trader discussed below) and in turn charters these vessels, or contracts for utilization of space aboard the vessels, with owners of the products moved by the vessels. The Company's primary customers are large oil and chemical companies or traders who sell products to large oil and chemical companies. Most of the Company's vessels operate in the protected U.S. Jones
Act trades.

In September of 1999, the Company purchased the U.S.-Flag vessels SMT Chemical Explorer and SMT Chemical Trader. These vessels are chartered to a joint venture which is 75% owned by MTC and 25% owned by Stolt-Nielsen Transportation Group, Inc. Operating results of this joint venture are consolidated with MTC's financial statements. These two vessels presently operate in international markets.

On March 6, 2000 Marine Transport Corporation acquired the ocean bulk transportation businesses of Mormac Marine Group, Inc.("Mormac"), a privately held company, in exchange for a: (a) cash payment in the amount of $100,000; and
(b) a series of fixed and contingent payments to be made over the next five years. The minimum amount payable to Mormac over the five-year period is approximately $7 million. By entering into bareboat charters for three vessels owned by Mormac and purchasing the stock of a Company engaged in the business of vessel management, MTC: (a) became liable for certain costs associated with the three vessels; (b) became entitled to the benefits of certain contractual arrangements to which these vessels are subject; and (c) assumed the rights and obligations arising from vessel management agreements with third parties.

The Company also provides lightering services in the Gulf of Mexico through its subsidiary MTL Petrolink, Inc. ("Petrolink"). Petrolink charters in Aframax tankers and provides assist vessels to discharge large crude oil vessels offshore and deliver the cargo to U.S. ports in the Gulf of Mexico.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30,1999

Voyage revenues increased by $23.7 million for the six months and $18.4 million for the three months ended June 30, 2000 as compared to June 30, 1999. The primary reasons for the increase is the acquisition of SMT Chemical Trader and SMT Chemical Explorer and the revenues generated by the operation of the three bareboat chartered Mormac tankers. None of these vessels were owned, chartered or operated by MTC during comparable periods in 1999.

Other operating revenues for all periods primarily represent ship management services. The increase in the three and six months ended June 30, 2000 as compared to 1999 is due to the certain increases in the fees paid to manage certain vessels and the addition of ship management fees for vessels managed by the operations acquired from Mormac in March 2000.

Vessel and voyage operating expenses for the three and six months ended June 30, 2000 versus the three and six months ended June 30,1999 increased primarily as a result of the acquisitions, fuel cost increases as described below and the increase in hire rates on the vessels chartered in by Petrolink to satisfy customer demand for the lightering services in the U.S. Gulf of Mexico. The Company's crude oil lightering operation, MTL Petrolink, has experienced significant increases and volatility in rates it must pay to charter vessels to perform its lightering services. Charter payments for vessels used in lightering are the single most important cost to Petrolink in providing its services. After several months of significant losses at MTL Petrolink, lightering service fees and charter in costs stabilized in June and Petrolink operated profitably for the month ended June 30, 2000. Lightering vessels available for charter are currently in great demand and Petrolink expects more volatility in rates in future months.

Depending on a particular vessel's trade or customer, the impact of rising fuel prices on operating results vary. For example, vessels involved in spot market trading frequently see immediate spot market rate changes to compensate for changes in fuel prices. Many of the Company's contracts of affreightment contain fuel escalation clauses which partially compensate for increases in fuel costs beyond a certain threshold. For those vessels on time charter or bareboat charter, fuel increases are the responsibility of the party chartering the vessel. Overall, the increases in fuel prices negatively affect voyage performance for MTC's vessels operating in the spot market. The low level of PL-480 grain cargo awards by the U.S. Government during the period ended June 30, 2000 weakened the overall spot market for U.S. flag product tankers and kept the vessels Patriot and Rover out of service for a significant portion of the period, which resulted in losses. However, PL-480 movements began to increase at the end of the second quarter and are expected to continue to increase in the second half of the year.

The increase in interest expense results from higher borrowings by the Company (arising from the assumption of the Title XI debt in connection with the acquisition of the vessels SMT Chemical Trader and SMT Chemical Explorer).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had $3,000,000 available to borrow from the Company's revolving credit facilities. Concurrent with the Acquisition and Distribution, the Company entered into a new loan agreement and restructured the loan agreement to which MTL is a party. At June 30, 2000, the Company's had total borrowings under these loan agreements plus the the Title XI debt assumed to acquire SMT Chemical Explorer and SMT Chemical Trader aggregated approximately $33,500,000.

Cash balances, existing credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments. Four of the Company's vessels are due for drydocking during the next six months at total projected cost of at least $15,000,000. It is expected that each of these vessels will be out of service for at least six weeks during the period. The Company also has plans to rebuild a vessel to join its chemical parcel business segment by mid-2001. The Company is discussing financing alternatives with several financial institutions to provide funds for the rebuilding project and provide increased working capital for its scheduled drydockings.

OTHER OPERATING MATTERS

On January 27, 2000, the Company completed a transaction, which allowed it to monetize $48,417,638 in future charter earnings to be generated by the vessel Marine Columbia pursuant to a time charter with BP Amoco. Of this amount, $23,417,638 was used to replace certain indebtedness associated with the vessel, $1,000,000 was used to settle a claim against an affiliate of MTC and the remaining $24,000,000 was transferred to an affiliate of MTC for current operations and growth, as well as for other projects. $1,000,000 of the proceeds received by the Company were used to prepay a portion of the term loan indebtedness, and $4,000,000 of the proceeds was pledged as collateral to secure the Company's bank borrowings. At June 30, 2000 the amount pledged is classified as restricted cash on the Company's Balance Sheet.

On February 7, 2000, MTC used a portion of the $24,000,000 to discharge a promissory note to OMI Corporation with an original face amount of $6,443,000. The outstanding balance of $5,918,000, as well as interest accrued to that date, was extinguished with a payment of $5,100,000. The resulting extraordinary after tax gain of approximately $649,000 ($.10 per share) is reported in the Company's financial statements for the six months ended June 30, 2000.

On March 6, 2000, Marine Transport Corporation acquired the ocean bulk transportation businesses of Mormac Marine Group, Inc. ("Mormac"). The total consideration to be paid by the Company for the Mormac businesses is based on a series of fixed and contingent payments over the next five years, with a minimum aggregate amount of approximately $7,000,000. The acquired operation includes ten U.S. flag vessels, including two crude oil tankers operated by MTC for another owner, three product carriers owned by Mormac subject to one time charter and a contract of affreightment, and five vessels operated for the U.S. Maritime Administration. The three Mormac product carriers are bareboat chartered by a subsidiary of MTC and traded as part of a "pooled" fleet with MTC's three similar product tankers, with the hope of enhancing overall utilization and providing more flexible service to customers. Mormac's government operation is maintained as a separate unit with its own Baltimore, Maryland office. The total consideration to be paid by MTC for the Mormac business is based on the performance of those businesses over a five-year period.

In May, 2000 the Company and Mormac were each awarded five year term contracts to manage nine vessels for the U.S. Maritime Administration ("MARAD"), which contracts were due to expire in June, 2000. MARAD subsequently extended the contracts which were due to expire for another 90 days. The Company has not been advised of a certain date when the performance of the contracts awarded in May will commence.

AGREEMENTS

As part of the Distribution, the Company is party to certain agreements with OMI Corporation (New OMI), its former subsidiary. Certain provisions of these agreements are summarized in Note 2 of the Condensed Consolidated Financial Statements included herein, and the agreements are included in the Company's Form S-1 dated May 15, 1998.

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

Item 2.           Changes in Securities.

            - None -


Item 3.           Exhibits and Reports on Form 8-K

         (a)   Exhibits

            - None -

         (b)   Reports on Form 8-K.

         During the period ended June 30, 2000, the Company filed the following reports on Form 8-K:

            - None -

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2000             MARINE TRANSPORT CORPORATION
     ---------------------------
                                 By: /s/ RICHARD T. DU MOULIN
                                    -----------------------------
                                    Richard T. du Moulin
                                    President and Chief Executive Officer

Date: August 9, 2000
     ---------------------------
                                 By: /s/ MARK L. FILANOWSKI
                                    -----------------------------
                                    Mark L. Filanowski
                                    Senior Vice President and Chief Financial
                                                Officer