Form 10-Q
period 2000-09-30
MARINE TRANSPORT CORP
filed 2000-11-03
CIK 732780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

   For the quarterly period ended SEPTEMBER 30, 2000


                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934.

   For the period from____________________________ to ________________________

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

                  Yes  [ X ]       No  [   ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 3, 2000:


        Common Stock, par value $.50 per share,  6,555,368 shares

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
ITEM 1.   FINANCIAL STATEMENTS

   Condensed Consolidated Statements of Operations for  the
   three months and nine months ended September 30,  2000 and
   1999 (unaudited)                                                       3

   Condensed Consolidated Balance Sheets - September 30, 2000
   and December 31, 1999 (unaudited)                                      4

   Condensed Consolidated Statements of Changes in Shareholders'
   Equity for the nine months ended September 30, 2000 and for
   the year ended December 31, 1999 (unaudited)                           5

   Condensed Consolidated Statements of Cash Flows for the nine
   months ended September 30, 2000 and 1999 (unaudited)                   6

   Notes to Condensed Consolidated Financial Statements                  7-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        11-14

PART II: OTHER INFORMATION                                               15

SIGNATURES                                                               16

PART 1: ITEM 1: FINANCIAL INFORMATION


                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         For the Three Months Ended                For the Nine Months
                                                                September 30,                      Ended September 30,
                                                           2000               1999               2000                1999
                                                           ----               ----               ----                ----
Revenues:
     Voyage revenues............                       $  62,989          $  32,158         $  151,925            $  97,358
     Other operating revenues...                           5,273              4,646             19,174               15,184
                                                       ---------          ---------         ----------            ---------
                                                          68,262             36,804            171,099              112,542
                                                       ---------          ---------         ----------            ---------
Operating expenses:
  Vessel and voyage.............                          54,062             29,626            146,299               90,422
  Depreciation and amortiza-
    tion........................                           4,058              3,017             11,612                9,688
  General and administrative....                           4,322              3,803             12,328               10,639
                                                       ---------          ---------         ----------            ---------
                                                          62,442             36,446            170,239              110,749
                                                       ---------          ---------         ----------            ---------

Operating income ...............                           5,820                358                860                1,793

Other income (expenses):
  Interest expense..............                            (667)              (513)            (2,181)              (1,702)
  Interest income...............                             328                346              1,064                1,074
  Minority Interest.............                             142                 --                537                  --
  Net gain on disposal of
    assets......................                              --                 --                  --                 44
                                                       ---------          ---------         ----------            ---------
Net other expenses..............                            (197)              (167)              (580)                (584)
                                                       ---------          ---------         ----------            ---------
Income before income taxes and
extraordinary item..............                           5,623                191                280                1,209

Provision for income taxes......                          (2,038)               (96)              (389)                (505)
                                                       ---------          ---------         ----------            ---------
Income (loss) before
  extraordinary item............                           3,585                 95               (109)                 704
Extraordinary income from
  extinguishment of debt, net
  of income taxes of $352.......                              --                 --                654                   --
                                                       ---------          ---------         ----------            ---------
Net income .....................                       $   3,585          $      95         $      545            $     704
                                                       =========          =========         ==========            =========

Basic earnings per common share:

Income (loss) before
  extraordinary item............                       $     .58          $     .02         $     (.02)           $     .11
Extraordinary income, net of
  income taxes..................                              --                 --                .10                   --
                                                       ---------          ---------         ----------            ---------
Net income .....................                       $     .58          $     .02         $      .08            $     .11
                                                       =========          =========         ==========            =========

Diluted earnings per common share:
Income (loss) before
  extraordinary item..............                     $     .58          $     .02        $      (.02)           $     .11
Extraordinary income, net of
  income taxes....................                            --                 --                .10                   --
                                                       ---------          ---------         ----------            ---------
Net income .......................                     $     .58          $     .02         $      .08            $     .11
                                                       =========          =========         ==========            =========



See notes to Condensed Consolidated Financial Statements.

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             September 30,
                                                                                                 2000              December 31,
ASSETS                                                                                       (Unaudited)             1999 (1)
                                                                                             -----------             --------
Current assets:
  Cash and cash equivalents...............................                                   $     5,088           $    4,658
  Receivables, less allowances of $357 in 2000 and $193 in
      1999................................................                                        29,319               19,886
  Prepaid expenses and other current assets...............                                         2,117                4,482
                                                                                             -----------           ----------
Total current assets......................................                                        36,524               29,026

Restricted cash...... ....................................                                         4,000                   --
Marketable securities and cash held in capital construction
  fund....................................................                                         4,510                4,125

Vessels and other property, ..............................                                       131,511              128,784
Less: accumulated depreciation and amortization...........                                       (82,348)             (75,498)
                                                                                             -----------           ----------
  Vessels and other property--net.........................                                        49,163               53,286

Vessel drydocking costs...................................                                         7,287                8,643
Note receivable...........................................                                         9,000                9,000
Other assets and deferred charges.........................                                         7,285                6,769
Goodwill, net.............................................                                        10,586               11,016
                                                                                             -----------           ----------
TOTAL ASSETS..............................................                                   $   128,355           $  121,865
                                                                                             ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................                                   $    20,467           $   16,824
  Accrued income taxes....................................                                           900                   94
  Accrued liabilities.....................................                                         1,961                1,971
  Current portion of debt.................................                                         5,983                5,999
                                                                                             -----------           ----------
Total current liabilities.................................                                        29,311               24,888

Advance time charter revenues and other liabilities.......                                           987                  675
Deferred gain on sale of vessels..........................                                        33,448               17,790
Deferred income taxes.....................................                                        19,807               20,854
Long-term debt............................................                                        26,497               40,214
Shareholders' equity......................................                                        18,305               17,444
                                                                                             -----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................                                   $   128,355           $  121,865
                                                                                             ===========           ==========




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

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        Common Stock
                                        ------------
                                                                              Retained
                                                                 Capital      Earnings
                                     Shares        Amount        Surplus      (Deficit)
                                     ------        ------        -------      ---------
Balance as of December 31, 1998       6,555        $3,277        $25,461      $(11,996)

Comprehensive income:
   Net income (loss)                                                             1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39

   Comprehensive income


                                      -----         -----        -------       -------
Balance as of December 31, 1999       6,555         3,277         25,461       (10,372)

Comprehensive income:
   Net income (loss)                                                               545
   Net unrealized gain (loss) on
     securities, net of tax benefit

   Comprehensive income

   Issuance of restricted stock
     awards                                             53           265
   Amortization of deferred
     compensation
                                      =====         ======       =======      ========
Balance at September 30, 2000         6,555         $3,330       $25,726      $ (9,827)
                                      =====         ======       =======      ========



                                                 Accumulated
                                                    Other          Other
                                                Comprehensive   Comprehensive    Deferred     Treasury
                                                    Income         Income      Compensation     Stock      Total
                                                    ------         ------      ------------     -----      -----
Balance as of December 31, 1998                      $(51)                        $  --        $(722)    $ 15,969

Comprehensive income:
   Net income (loss)                                              $1,624                                    1,624
   Net unrealized gain (loss) on
     securities, net of tax
     benefit of $39                                  (149)          (149)                                    (149)
                                                                  ------
   Comprehensive income                                           $1,475
                                                                  ======

                                                     ----                         -----         -----    --------
Balance as of December 31, 1999                      (200)                           --          (722)     17,444

Comprehensive income:
   Net income (loss)                                                 545                                      545
   Net unrealized gain (loss) on
     securities, net of tax benefit                   130            130                                      130
                                                                  ------
   Comprehensive income                                           $  674
                                                                  ======
   Issuance of restricted stock
     awards                                                                        (318)
   Amortization of deferred
     compensation                                                                   186                       186
                                                    ====                         ======         =====    ========
Balance at September 30, 2000                       $(70)                        $ (132)        $(722)   $ 18,305
                                                    ====                         ======         =====    ========

                  MARINE TRANSPORT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      2000                  1999
                                                                      ----                  ----
CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES:
Net cash provided  by operating activities                          $ 26,354             $  6,271

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property                               (3,817)                (501)
Increase in restricted cash                                           (4,000)                 ---
Proceeds and interest received and reinvested in Capital
   Construction Fund                                                    (255)                 (73)
Additions to vessel drydocking costs                                  (4,119)                (841)
                                                                     -------             --------
Net cash provided  (used) by investing activities                    (12,191)              (1,415)
                                                                     -------             --------

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES:
Payment of lease obligations                                              --               (5,214)
Payment of long-term debt                                            (13,733)              (2,445)
                                                                     -------             --------
Net cash provided  (used) by financing activities                    (13,733)              (7,659)
                                                                     -------             --------

Increase (decrease) in  cash and cash equivalents                        430               (2,803)
Cash and cash equivalents at beginning of period                       4,658                8,652

                                                                     -------             --------
Cash and cash equivalents at end of period                           $ 5,088             $  5,849
                                                                     =======             ========

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

NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on weighted average number of common shares outstanding of 6,205,000 and 6,205,000 for the nine months ended September 30, 2000 and 1999, respectively; and 6,205,000 and 6,205,000 for the three months ended September 30, 2000 and 1999, respectively. The computation of diluted earnings per share, which assumes the exercise of all dilutive stock options using the treasury method, is based on the weighted average number of common shares outstanding of 6,214,000 and 6,245,000 for the nine months ended September 30, 2000 and 1999, respectively; and 6,205,000 and 6,261,000 for the three months ended September 30, 2000 and 1999, respectively.

NOTE 4 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

At September 30, 2000 Long-Term Debt consisted of the following (in thousands):

        Term loan                        $  12,272
        Revolving credit                     1,000
        Promissory note due to New OMI         225
        Title XI debt                       18,983
                                            ------
        Total debt                          32,480
        Less current portion                 5,983
                                            ------
        Long-term portion                $  26,497
                                            ------

All debt at September 30, 2000, with the exception of the Title XI debt, was created or amended and restated concurrently with the Acquisition. The term loan and revolving credit facilities of the Company accrue interest at a floating rate based on LIBOR (the London Interbank Offering Rate) plus a margin (which can range from 1.25% to 2.25%) that is determined by certain financial ratios (the spread at September 30, 2000 was 1.75%). The Company pays a commitment fee each quarter on the portion of the revolving credit agreement facilities that is unused and available during the quarter. At September 30, 2000 the unused and available revolving credit facilities totaled $2,000,000.

The promissory note bears interest at 8% and is payable in semi-annual installments of principal and interest through May 1, 2003, with principal payments equaling approximately $37,000.

The Company uses interest rate swaps to manage interest costs and those risks associated with changing interest rates. At September 30, 2000 the Company had outstanding an interest rate swap with a notional amount of $14,135,079 which effectively fixed the base interest rate on the Company's term loans at 4.75% until December 17, 2001.

The term loan is payable in twelve quarterly installments through June 18, 2003; the first eleven installments total $797,372 each; and the final installment totals $5,297,362. The revolving credit facilities reduce to $2,000,000 on June 18, 2001 and expire on June 18, 2003.

On September 28, 1999 the vessels SMT Chemical Trader and SMT Chemical Explorer (formerly the Frances Hammer and Julius Hammer, respectively) were acquired by two wholly-owned subsidiaries of the Company. The acquisition price was $21,884,000 consisting of a cash payment of approximately $514,000 and the remaining principal on two loans guaranteed by the United States Department of Transportation Maritime Administration (the "Title XI debt"), which loans were assumed by the Company's subsidiaries. The Title XI debt, which has an interest rate of 8.125%, is payable in twelve semi-annual installments whose principal portions total $2,719,000 in 2001; $2,962,000 in 2002; $2,938,000 in 2003;
$3,348,000 in 2004; $3,822,000 in 2005; and $3,194,000 in 2006. The Title XI
debt imposes semi-annual declining penalties on any prepayment until September 2005. Occidental Petroleum Corporation, the former guarantor of the Title XI debt, continues to provide a reducing guaranty in favor of the United States of America of up to $6,000,000. The Company and Stolt-Nielsen S.A. ("Stolt") also severally guarantee all the Title XI debt with the Company providing a 75% guaranty and Stolt providing a 25% guaranty. The Company's Marketable Securities and Cash held in the Capital Construction Fund, which currently totals $4,510,000, has also been pledged as security for the Title XI debt and may, under certain circumstances, be employed to reduce the outstanding principal amount.

The Company's debt obligations restrict its ability to pay or declare dividends and require the Company to maintain certain financial ratios, minimum cash balances, minimum asset values, and to reduce debt with the proceeds derived from the sale of any vessels. In addition, all Company assets (except for SMT Chemical Explorer and SMT Chemical Trader, which are encumbered by their own mortgages, and certain workboats owned by the Company's wholly-owned subsidiary, MTL Petrolink) are pledged as collateral to secure the debt outstanding under the term loan and revolving credit facility agreements. At September 30, 2000 the Company was in compliance with all covenants imposed by its debt agreements, as amended.

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

NOTE 6 - FINANCIAL INFORMATION RELATING TO SEGMENTS

During the period ended September 2000 and 1999 the Company operated in following two distinct operating segments:

Ship Management ("Management") Technical management of vessels owned by others, including vessels of the U.S. Maritime Administration ("MARAD").

Transportation Services for Energy and Chemicals ("Energy and Chemicals") Owned and chartered-in U.S.-based vessels operating under time and voyage charters with customers, which are primarily chemical and oil-production companies.

                                                              Energy and
                                               Management      Chemicals         Total
                                               ----------      ---------         -----
2000
Total revenues                               $     14,753     $    156,346   $    171,099
Vessel and voyage expenses                          8,300          138,000        146,300
Depreciation and amortization expense               1,952            9,660         11,612
                                             ------------     ------------   ------------
Segment profit                               $      4,501     $      8,686         13,187
                                             ============     ============
General & administrative expenses                                                 (12,327)
Minority interest                                                                     537
Interest expense, net                                                              (1,117)
                                                                             ------------
Consolidated income before income
   taxes and extraordinary item                                              $       280
                                                                             ===========
Total operating assets                       $      8,759     $     91,516   $   100,275
Corporate assets                                   23,121               --        23,121
                                             ------------     ------------   -----------
Total assets                                 $     31,880     $     91,516   $   123,396
                                             ============     ============   ===========

                                                               Energy and
                                               Management       Chemicals         Total
                                               ----------       ---------         -----
1999
Total revenues                               $     15,347     $     97,194   $   112,541
Vessel and voyage expenses                          7,878           82,543        90,421
Depreciation and amortization expense               1,846            7,842         9,688
                                             ------------     ------------   -----------
Segment profit                               $      5,623     $      6,809        12,432
                                             ============     ============
General & administrative expenses                                                (10,639)
Interest expense, net                                                               (584)
                                                                             -----------
Consolidated income before income taxes                                      $     1,209
                                                                             ===========
Total operating assets                       $      9,942     $     90,680   $   100,622
Corporate assets                                   18,950               --        18,950
                                             ------------     ------------   -----------
Total assets                                 $     28,892     $     90,680   $   119,572
                                             ============     ============   ===========

PART I: ITEM 2:

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS

Marine Transport Corporation ("MTC" or "the Company"), formerly OMI Corp., was established in its present form through a series of transactions, culminating June 18, 1998, through which OMI Corp.: (a) acquired Marine Transport Lines, Inc. in a stock-for-stock exchange (the "Acquisition"); and (b) distributed to its shareholders the stock of a newly created Marshall Islands Corporation named OMI Corporation containing OMI Corp.'s international businesses (the "Distribution"). OMI Corp. then changed its name to Marine Transport Corporation.

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

In September of 1999, the Company purchased the U.S.-Flag vessels SMT Chemical Explorer and SMT Chemical Trader. These vessels are chartered to a joint venture, which is 75% owned by MTC, and 25% owned by Stolt-Nielsen Transportation Group, Inc. Operating results of this joint venture are consolidated with MTC's financial statements. These two vessels presently operate in international markets.

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

Ship Management: MTC provides ship management services to industrial ship owners who use vessels in parts of their own businesses, and to the U.S. Government for its Ready Reserve Fleet. Ship management includes technical operation and maintenance, crewing, regulatory compliance and other aspects of ship operation. Including owned and managed vessels, MTC manages a total of 40 vessels, making it one of the largest U.S.-based fleets. Management contracts with outside customers have remaining terms of one to five years.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Voyage revenues increased by $54.6 million for the nine months and $30.8 million for the three months ended September 30, 2000 as compared to the respective periods ended September 30, 1999. The following factors are reasons for the increase: the acquisition of the vessels SMT Chemical Trader and SMT Chemical Explorer at the end of the third quarter of 1999; the bareboat charter of three tankers from Mormac which commenced in the first quarter of 2000; and the record demand for MTC's lightering operations resulting from the high level of oil imports to U.S.

refineries.


Other operating revenues for all periods primarily represent ship management services. The increase in the three and nine months ended September 30, 2000 as compared to respective periods in 1999 is primarily due to increases in the fees received to manage certain vessels and the addition of ship management fees for vessels managed by the operations acquired from Mormac in March 2000.

Vessel and voyage operating expenses for the three and nine months ended September 30, 2000 versus the three and nine months ended September 30, 1999 increased primarily as a result of the vessels either purchased or bareboat chartered by MTC, fuel cost increases as described below and the increase in hire rates paid for the vessels chartered in by Petrolink to perform its lightering services in the U.S. Gulf of Mexico. Petrolink has recently experienced significant increases and volatility in the rates it must pay to charter vessels. The single largest cost in providing its lightering services. After several months of significant losses, Petrolink's income from lightering services and the cost of chartering in vessels stabilized in June and Petrolink operated profitably for the quarter ended September 30, 2000.

Depending on a particular vessel's trade or customer, the impact of rising fuel prices on operating results varies. For example, vessels in spot market trading frequently see immediate spot market rate changes to compensate for changes in fuel prices. Many of the Company's contracts of affreightment contain fuel escalation clauses, which partially compensate for increases in fuel costs beyond a certain threshold. For those vessels on time charter or bareboat charter, fuel increases are the responsibility of the party chartering the vessel. Overall, the increases in fuel prices negatively affect voyage performance for MTC's vessels operating in the spot market.

The increase in interest expense results from higher borrowings by the Company (arising from the assumption of the Title XI debt in connection with the acquisition of the vessels SMT Chemical Trader and SMT Chemical Explorer).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had $2,000,000 available to borrow from the Company's revolving credit facilities. Concurrent with the Acquisition and Distribution, the Company entered into a new loan agreement and restructured the loan agreement to which MTL is a party. At September 30, 2000, the Company's total borrowings under these loan agreements plus the Title XI debt assumed to acquire SMT Chemical Explorer and SMT Chemical Trader aggregated approximately $32,250,000.

Cash balances, existing credit facilities, and anticipated cash flow from operations are expected to be sufficient to meet the Company's normal operating requirements, including scheduled debt service payments. Four of the Company's vessels are due for drydocking during the next four months at total projected cost of at least $15,000,000. It is expected that each of these vessels will be out of service for four to eight weeks during the period. The Company also has plans to rebuild a vessel to join its chemical parcel business segment by mid-2001. The Company is discussing financing alternatives with several financial institutions to provide funds for the rebuilding project and provide increased working capital for its scheduled drydockings.

OTHER OPERATING MATTERS

On January 27, 2000, the Company completed a transaction which allowed it to monetize $48,417,638 in future charter earnings to be generated by the vessel Marine Columbia pursuant to a time charter with BP Amoco. Of this amount, $23,417,638 was used to replace certain indebtedness associated with the vessel, $1,000,000 was used to settle a claim against an affiliate of MTC and the remaining $24,000,000 was transferred to an affiliate of MTC for current operations and growth, as well as for other projects. Of the proceeds received by the Company $1,000,000 was used to prepay a portion of the term loan indebtedness, and $4,000,000 was pledged as collateral to secure the Company's bank borrowings. At September 30, 2000 the amount pledged is classified as restricted cash on the Company's Balance Sheet.

On February 7, 2000, MTC used a portion of the $24,000,000 to discharge a promissory note to OMI Corporation with an original face amount of $6,443,000. The outstanding balance of $5,918,000, as well as interest accrued to that date, was extinguished with a payment of $5,100,000. The resulting extraordinary after tax gain of approximately $649,000 ($.10 per share) is reported in the Company's financial statements for the nine months ended September 30, 2000.

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

In May, 2000 two subsidiaries of the Company were each awarded five-year term contracts to manage nine vessels for the U.S. Maritime Administration ("MARAD"), which contracts were due to expire in June 2000. MARAD subsequently extended the contracts for another 90 days. These contracts were activated by MARAD in two stages effective October 1, 2000 and November 1, 2000.

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

Item 2.           Changes in Securities.

            - None -


Item 3.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  - None -

         (b)      Reports on Form 8-K.

         During the period ended September 30, 2000, the Company filed the following reports on Form 8-K:

               Form 8-K dated August 30, 2000, reporting under Item 5 of Form
                  8-K, compliance with the net tangible minimum balance requirement prescribed by the Nasdaq marketplace rules.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 3, 2000              MARINE TRANSPORT CORPORATION

                                       By: /s/ Richard T. du Moulin
                                          -------------------------------------
                                          Richard T. du Moulin
                                          President and Chief Executive Officer

Date:    November 3, 2000              By: /s/ Mark L. Filanowski
                                          -------------------------------------
                                          Mark L. Filanowski
                                          Senior Vice President and Chief
                                          Financial Officer